Form 10-K
period 1993-12-31
TIE COMMUNICATIONS INC
filed 1994-04-29
CIK 313309

TIE/COMMUNICATIONS, INC.




                                (LOGO)





                                 1993

                             ANNUAL REPORT

                        TIE/COMMUNICATIONS, INC.
                               1993 REVIEW


Dear Shareholders, Employees and Friends:

     The employees and management of the new TIE are proud to report a profitable year.

                        COMPONENTS OF NET INCOME

     I feel it is important that everyone understands the components of the $1,682,000 net income from 1993 which is a 38% improvement over the 1992 net income of $1,219,000. Operating income from continuing operations was $720,000 or $0.18 per share as compared to $881,000 or $0.22 per share for the prior year. Interest income (net), royalties earned, gain on the disposal of the former corporate office building and other favorable income elements involving insurance settlements, Canadian lease buyout and statutory reversals were reduced by expenses for the corporate office relocation, bank charges and the Canadian privatization attempt combined with the operating income to yield a pretax income of $3,002,000 or $0.75 per share compared to $2,249,000 or $0.31 per share for 1992.

     The Company earns interest on its invested cash and cash equivalent balances, which were substantially reduced during 1993 by acquisition of additional customer base and relocation expenses associated with the corporate office. Interest income (net) was also impacted by mortgage interest payments on the former corporate office through August of 1993. However, your Company has funded all of its operations since the reorganization of July 1, 1991, from internally generated cash and has not required any outside financing expense.

     Royalties are earned as a result of the agreement entered into with Nitsuko America in 1991, which is described in the attached Form 10-K. The agreement expires in 1996 and the Company will commence exploring options with interested parties for new technology licensing agreements in 1994.

     Pretax income of $3,002,000 or $0.75 per share is reduced by a provision for state income taxes and deferred income taxes that totaled $1,238,000 or $0.31 per share for 1993.


     A further reduction to earnings has also been recorded to reflect the portion of the TIE Canada earnings, which are due to minority shareholders. During May of 1993 we increased our ownership of TIE Canada from 63% of the equity through a private purchase of a block of TIE Canada stock representing approximately 10% of the outstanding shares, increasing your Company's ownership of TIE Canada to 73%. The remaining 27% of the outstanding shares of TIE Canada are held by unaffiliated investors. The provision for minority interest in Canadian earnings amounted to $82,000 or $0.02 per share.

                         1993 INCOME COMPONENTS


                                                                 EARNINGS
                                                     AMOUNT      PER SHARE
                                                     ------      ---------

OPERATING INCOME FROM CONTINUING OPERATIONS      $    720,000    $   0.18

INTEREST INCOME (NET)                                 322,000        0.08

ROYALTIES EARNED ON THE AGREEMENT WITH NTK
 AMERICA EXPIRING IN 1996                           1,378,000        0.34

GAIN ON DISPOSAL OF CONNECTICUT HEADQUARTERS
  BUILDING                                          1,738,000        0.44

RELOCATION EXPENSES                                (1,300,000)      (0.33)

OTHER INCOME (INSURANCE SETTLEMENT, CANADIAN
 LEASE BUYOUT AND WORKERS' COMP REVERSAL)             627,000        0.16

OTHER EXPENSES (PRIMARILY BANK CHARGES AND
 CANADIAN PRIVATIZATION)                             (483,000)      (0.12)
                                                  -----------      ------

PRETAX INCOME                                       3,002,000        0.75

PROVISION FOR INCOME TAXES                         (1,238,000)      (0.31)

MINORITY INTEREST                                     (82,000)      (0.02)
                                                  -----------      ------

NET INCOME                                        $ 1,682,000     $  0.42
                                                  -----------      ------
                                                  -----------      ------


     During the year TIE made a conscious management decision to relocate its corporate office from a 56,000 square foot facility in Seymour, Connecticut, to a smaller leased facility which would provide lower operating costs and greater access by air transportation to TIE's 68 offices in North America. The TIE management team negotiated the disposal of the Connecticut property with the mortgage holder and after considering new corporate office sites in Connecticut,

Georgia, Illinois, Virginia, Texas and the Kansas City area, selected an 18,000 square foot facility in Overland Park, Kansas, and relocated September 1, 1993. The gain on the disposal of the Connecticut facility more than offset the expense of moving as illustrated in the preceding table.

     The TIE management team is dedicated to profitable growth and this is the keystone of our strategic direction and the underlying fundamentals of our daily tactics. We ended the year with a return on equity of 7.24%, a backlog improvement of 182% over year-end 1992 and operating expenses as a percentage of sales were lower than 1992. All of this was accomplished while adding new products and services, integrating acquisitions and entering into alliances with telephone operating companies.

     Among the major events for the year was the addition of 14,000 customers to our California operation as a result of acquiring the non-Northern Telecom customer base from PacTel Meridian Systems and conjunctively becoming a distributor of Northern Telecom's Norstar Key System throughout TIE's U.S. Operations. This acquisition was consummated on September 17, 1993, and was totally funded from internally available funds. We expect this large customer base to firmly establish us in the California market and contribute favorably to our earnings as we leverage sales of our other products and services. A second event was the agreement among our 73% owned TIE Canada, the Alberta Government Telephone Limited ("AGT") and the Mitel Corporation to supply telephone systems to AGT's business customers throughout the Province. The last major event was the attempted privatization of TIE Canada, wherein the purchase of all outstanding shares held by individual investors of TIE Canada was proposed at $1.25 (Canadian Dollars) at a meeting of the shareholders to be held January 14, 1994. The special meeting was canceled due to lack of favorable response from shareholders.

     The addition and/or creation of a broad range of new business communications and information distribution products, services and software for the largest segment of business customers is a distinguishing characteristic that differentiates TIE from the customer premises equipment-only providers. This is proving to be a competitive advantage as we attempt to increase the higher margin service and software segments of our business for improved long-term economic performance.

                              1994 OUTLOOK

     During the 1993 year we targeted the acquisition, enhancement and maintenance of our chosen customer base with training of our people in products, service techniques and technology for information distribution. For 1994 we will continue to prepare our people for implementation of the latest technologies for communications and information distribution while aggressively promoting our marketing plans of our diversified portfolio of products to businesses. The challenge is to have the most favorable offering presented by high quality support, service and professional TIE associates in terms of value and technology.

     We look to 1994 with guarded optimism. The rapid rate of technological development in the communications and information distribution marketplace produces risks as well as opportunities in sales, installation and service. The competitive environment is impacted by the changing roles of the local exchange operators, the inner-exchange carriers and local competitive access providers. The entry of cable television companies into the voice, data and image transmission market for TIE's traditional business customers will have the effect of increasing competition while adding disruption to the marketplace.

     TIE's management is concentrating on improving operating income while implementing our long-term strategic objectives in 1994.

     I would like to end my annual address with an expression of gratitude to everyone who helped make 1993 the success it was and who have contributed unselfishly to the TIE image of quality in people, products, services and customer relations.

                         Respectfully submitted,


                         /s/ George N. Benjamin, III

                         George N. Benjamin, III
                    President and Chief Executive Officer

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required).

For the fiscal year ended December 31, 1993
                                    OR
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the transition period from __________ to __________.

                       Commission File Number 1-7960

                         TIE/COMMUNICATIONS, INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                   06-0872068
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

8500 W. 110th Street, Overland Park, Kansas                    66210
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code:  (913) 344-0400

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class              Name of each exchange on which registered

     Common Stock, par                     American Stock Exchange, Inc.
     value $.10 per share
                         ___________________

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X      No ------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $7,850,343 as of February 28, 1994. For purposes of the foregoing statement only, directors and officers of the registrant and holders of 5% or more of the registrant's common stock have been assumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes     X      No  -----

As of February 28, 1994, 3,981,338 shares of common stock of the registrant were outstanding.

Documents incorporated by reference: Part III: registrant's proxy statement prepared in connection with its 1994 annual meeting of stockholders.

                               PART I

ITEM 1. BUSINESS

General

          TIE/communications, Inc. ("TIE", and together with its subsidiaries, the "Company") is engaged in the sale, installation and servicing of telecommunications products, services and software. The Company's principal products are multi-featured, fully electronic, digitally controlled key, private automated branch exchange ("PABX") and hybrid telephone systems, voice response and processing products with computer telephone integration hardware and software, video conferencing systems and network services including long distance products as well as preowned phone systems, which are primarily for business use. The Company's products also include other peripheral data and telecommunications products. The Company also offers telecommunications equipment lease and rental programs to its customers.

          The Company sells, installs and services its products through a North American network of approximately 68 sales and service facilities located in major metropolitan areas in Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Mexico, New Jersey, New York, North Carolina, Ohio, Oregon, Texas, Utah, Virginia and Washington. In addition, the Company sells, installs and services its products in Canada through TIE/telecommunications Canada Limited ("TIE Canada"), which is a 72.7% owned subsidiary of TIE International, Inc., a wholly-owned subsidiary of TIE. For certain financial information by geographic area, refer to Notes 17 to the Successor Company Consolidated Financial Statements and 13 of the Predecessor Company Consolidated Financial Statements included herein.

          The Company's current business strategy emphasizes focusing on the Company's North American installation and service operations. In connection with implementing its business strategy, the Company is seeking to expand its business by offering customers and potential customers a broader range of products and through the acquisition of additional customer bases of information distribution related businesses. Consistent with its business strategy, in 1991 the Company discontinued its distribution business in all territories other than Canada, and in 1992 the Company discontinued its distribution business in Canada, in connection with the NTK America Corporation ("NTK America") transactions described below under "Sales and Marketing". See also Item 7.
This business strategy has resulted, and will likely continue to result, in a substantial decline in the Company's research and development activities, as the Company becomes primarily a seller and provider of service and software for the telecommunications and information distribution market place.

          On September 17, 1993 TIE acquired substantially all of the non-Northern Telecom manufactured key/hybrid telephone equipment customer base of PacTel Meridian Systems ("PTMS"). The acquisition, which was effected pursuant to an Asset Purchase and Sale Agreement, included the acquisition and assignment of contracts with customers and customer lists, together with inventory, vehicles and other equipment of PTMS appropriate to service the customer base. Certain liabilities of PTMS, directly related to the customer base, were also assumed by TIE at closing. The liabilities consisted primarily of prepaid maintenance contracts and warranty reserves. TIE and PTMS are not related and have no other material relationship. It is TIE's understanding that PTMS is a California general partnership which is 80% owned by Northern Telecom, Inc.

          Pursuant to the agreement, the Company purchased the customer base, together with inventory and other equipment of PTMS for an aggregate purchase price of $7,047,472. The liabilities assumed by the Company of $3,653,271 directly reduced the amount of consideration paid to PTMS for the acquired assets. The net purchase price of $3,394,201, was effected by: (a) a cash payment to PTMS of $2,428,843 at the closing; (b) issuance of a note payable by the Company of $1,000,000 due to PTMS one year from closing with interest at eight percent per annum; and (c) a subsequent payment of $34,642 by PTMS to the Company to reflect final adjustments to the purchase price. Company sales during 1993 relating to the PTMS acquisition totalled approximately $2,800,000. The pro forma effects of the acquisition on the results of operations, as though the acquisition had occurred on January 1, 1992, is not determinable.

          As an inducement to complete the acquisition, Northern Telecom, Inc. has guaranteed certain levels of revenue from the acquired customer base for a period of three years after closing. If those revenue levels are not achieved Northern Telecom will provide TIE with equipment purchase credits up to $2,000,000, thus effectively reducing the purchase price of the acquisition. At the acquisition date, TIE anticipated that, at the historical and expected rate of deterioration of the customer base revenues, Northern Telecom would be required to provide TIE with equipment credits at the end of the third year. In connection with the agreement, TIE became a Northern "Norstar" distributor in conjunction with certain customer service requirements for the acquired base and in order to provide a distribution channel in connection with the equipment credit agreement. This acquisition complemented the Company's existing operations in California of 4,000 active customers by adding 14,000 new active customers and 22,000 inactive customers whose primary telephone equipment was TIE product and others compatible with the business.

          During 1993 the Company also acquired certain other domestic and foreign customer bases. The funds required to finance all acquisitions during 1993 were derived solely from working capital.

          TIE is a Delaware corporation, organized in 1971. Its principal executive offices are located at 8500 West 110th Street, Overland Park, Kansas 66210, and its telephone number is (913) 344-0400.

Reorganization of the Company

          On April 8, 1991, TIE and 24 of its domestic subsidiaries (a 25th subsidiary filed on April 19, 1992) filed petitions under Chapter 11 of the United States Bankruptcy Code. By virtue thereof, the Company continued to manage its affairs and operate its business as a debtor- in-possession under supervision of the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). In connection with the bankruptcy filings, the Company solicited and obtained from HCR Partners, an Illinois general partnership and the Company's principal senior secured creditor ("HCR"), an agreement respecting reorganization of the Company as subsequently reflected in the First Amended Joint Plan of Reorganization (the "Plan"). The Plan, which was confirmed by the Bankruptcy Court and became effective on July 1, 1991, provided, among other things, for (i) the exchange by HCR Partners of a $31,593,750 principal amount senior secured note issued by the Company and guaranteed by certain of TIE's subsidiaries (the "HCR Note") for an approximate 75% fully diluted interest in TIE's new common stock, par value $0.10 per share (the "New Common Stock"); and
(ii) the issuance to the holders of record of TIE's old common stock, par value $0.05 per share (the "Old Common Stock"), of one share of New Common Stock in exchange for every 35 shares of Old Common Stock held by such persons, with the New Common Stock thereby issued aggregating approximately 25% of the outstanding New Common Stock. The Plan further provided for the deferred payment of certain of the Company's tax liabilities over six years at statutory interest rates.

Other than with respect to the deferred payment of state and federal tax liabilities and arrangements with HCR in respect of the HCR Note, all other bona fide prepetition liabilities of the Company were to be paid in full under the Plan.

          The Plan was implemented by the Company following a strategic evaluation of alternatives, including the possible sale of the Company, restructuring of its existing debt outside proceedings under the Bankruptcy Code, or reorganization of the Company pursuant to filing under Chapter 11. The conclusion to seek a prepackaged reorganization under Chapter 11 was reached after a complete evaluation of these alternatives and was further based upon the Company's ability to meet its on-going operational costs, scheduled amortization of the HCR Note, and the timing for the probable payment of scheduled income tax liabilities.

          Consummation of the Plan enabled the Company to reduce its indebtedness and permitted it to fund its ongoing business needs from operations through potential lines of credit secured by Company assets. As a consequence, after the effective date of the Plan the operations of the Company have been treated for financial statement reporting purposes on a "Fresh Start Reporting" basis in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (see Note 2 to the Successor Company Consolidated Financial Statements). Accordingly, all references to the Company with respect to operations and financial statements for any period prior to July 1, 1991 are referred to as the "Predecessor Company," while references to the Company for operations and financial statement purposes for periods from July 1, 1991, are referred to as the "Successor Company", except to the extent general references are made to the Company.

          On the effective date of the Plan, by agreement by and between Marmon Holdings, Inc., a Delaware corporation ("Marmon") and The Pritzker Family Philanthropic Fund (the "Fund"), the partners of HCR, HCR was liquidated. In conjunction therewith, the Company has been advised that the shares of New Common Stock which were to be distributed pro rata to the partners of HCR were distributed 60% to Marmon and 40% to the Fund. Accordingly, Marmon currently beneficially owns 45% of the New Common Stock and the Fund currently beneficially owns 30% of the New Common Stock.

          The Company and HCR entered into a Voting Agreement dated as of June 18, 1991 (the "Voting Agreement"), which provides, subject to certain limitations, that until July 1, 1994 all voting securities of the Company beneficially owned by HCR and its affiliates would, in connection with the election of "minority designees" (as defined in the Voting Agreement), be voted by such persons pro rata in the same manner and proportion that votes of other stockholders of the Company have been cast. In connection with the liquidation of HCR, Marmon and the Fund assumed HCR's obligations under the Voting Agreement.

          The Company and HCR also entered into a Revolving Credit Agreement, dated as of June 18, 1991, as thereafter amended (the "Credit

Agreement"). Pursuant to the Credit Agreement, HCR agreed to make available to the Company up to $10,000,000 on a revolving basis through December 31, 1993. Advances under the Credit Agreement bore interest at the per annum rate of 1% plus the "reference rate" of Continental Bank N.A., and the Company also agreed to pay a quarterly fee of 1/4% per annum on any unused amounts available under the Credit Agreement. The Company also paid HCR a facilities fee (as defined in the Credit Agreement) of $100,000 in connection with the arrangement of the Credit Agreement. Advances under the Credit Agreement were secured by a priority lien on substantially all of the assets of the Company and such indebtedness was guaranteed by the Company's subsidiaries. The rights and obligations of HCR under the Credit Agreement were assigned to Marmon pursuant to the liquidation of HCR, and Marmon assumed HCR's obligations thereunder. Effective December 31, 1993, the term of the Credit Agreement was extended for an additional three year period ending December 31, 1996 upon substantially the same terms and conditions, except that the maximum credit available was reduced to $7,000,000. The Company will pay a facilities fee of $75,000 in connection with the extension. The Company believes that the terms and conditions of the Credit Agreement as extended are competitive with the terms and conditions available from third parties.

          In connection with the consummation of the Plan, the Company and HCR entered into a Registration Rights Agreement dated as of June 18, 1991 (the "Registration Agreement"). The Registration Agreement grants to HCR certain rights to have the Company register, on behalf of HCR, the shares of New Common Stock received by HCR under the Plan. In connection with the liquidation of HCR, rights in respect of the Registration Agreement were assigned to Marmon and the Fund.

Products and Services

          The Company markets a broad range of fully electronic and digital, multi- featured key telephone systems, hybrid switching systems and PABX systems, together with voice response and processing products incorporating integrated hardware and software and related business products and services for commercial distribution. A key telephone system provides each telephone with direct access to multiple outside trunk lines and internal communications through intercom lines. A PABX system, through a central switching device, permits the connection of internal and external lines. A hybrid switching system provides, in a single system, both key telephone and PABX features. Key telephone equipment may be used with PABX equipment. Voice response and processing products include voice-mail and inter- active voice response systems, which allow via a single line instrument, access to computerized information and video conferencing, computer telephone integration and network services.

          All of the Company's fully electronic systems are microprocessor based, digitally controlled systems. This enables the Company to readily incorporate a variety of additional features as well as expand a system's capacity through software enhancements. In addition, a number of the Company's advanced systems provide integrated voice and data communications in a single system. The Company's PABX systems utilize digital switching technology which allows them to be an integral part of data processing and communications networks. The Company also markets various telephone instruments and attendant consoles for use with such PABX systems.

          The Company's products are intended principally for small to medium-sized business use. In connection with the sale and service of its products, the Company also markets peripheral data and telecommunications products obtained from other suppliers.

          Through its network of sales and services facilities, the Company sells, installs, maintains and upgrades its communication and information distribution products and services.

Sales and Marketing

          Purchasers of telephone systems and telephone instruments in the United States can be divided into five categories:

     - Telephone operating companies (local exchange carriers), which provide telephone line services to telephone units in the United States and which also sell, install and service telephone equipment;

     - Telephone and electrical supply companies, including subsidiaries of telephone operating companies, which sell telephone equipment at wholesale to telephone interconnect companies and affiliated and nonaffiliated telephone operating companies, but which typically do not provide any installation or service;

     - Telephone interconnect companies which sell telephone equipment to users in competition with telephone operating companies and also install and service such equipment;

     -    Retail stores, including telephone specialty stores; and

     -    Telephone users.

          The Company sells its products, services and software throughout the United States to telephone users. The Company also sells its products in Canada to telephone users through TIE Canada, one of the largest telephone equipment service companies in Canada. One unit of TIE Canada also assembles and sells some of its proprietary products to telephone operating companies in Canada, as well as preowned equipment. The Company also offers telecommunications equipment lease and rental programs to its customers.

          Pursuant to agreements the Company entered into with NTK America on July 1, 1991, among other things, (i) the Company licensed on a non-exclusive basis all of its telephone equipment technology to NTK America for a period of five years for use in all territories not covered by the agreements with Century Electronics and Systems Co., Ltd. described below; (ii) NTK America granted to TIE an exclusive right to distribute certain equipment and a non- exclusive right to distribute certain other equipment manufactured by NTK America's parent, Nitsuko

Corporation ("NTK"), in Canada, in each case for a period of five years (which right TIE is authorized to assign to its subsidiaries); (iii) NTK granted to the Company a non- exclusive right to distribute certain equipment manufactured by NTK in the United States; (iv) the Company sold specified inventory to NTK America at a price equal to the Company's carrying value for such inventory, which price equalled approximately $9 million; and (v) the Company consigned approximately $5 million of additional telephone inventory to NTK America for resale. If NTK America sells any of NTK's products in the United States, NTK America will pay the Company a royalty ranging from 3% to 7.5% of the purchase price of all equipment designed by the Company, depending on the distribution channel. In addition, the Company is provided with the most favorable purchase prices for NTK America products through July 1, 1996. NTK America's obligations have been guaranteed by NTK.

          Subsequently, on August 31, 1992, the Company's Canadian subsidiary, TIE Canada, entered into agreements with NTK America pursuant to which, among other things, (i) TIE's distribution rights in Canada were modified, such that NTK America directly granted to TIE Canada an exclusive right to distribute certain equipment manufactured by NTK in Canada and a non-exclusive right to distribute other NTK products in Canada for a period of five years; and (ii) TIE Canada sold specified inventory to NTK America at a price equal to the Company's carrying value for such inventory, which price equalled approximately $207,100. NTK America's obligations have been guaranteed by NTK. Accordingly, as a result of the transactions with NTK America, the Company has an exclusive right to distribute certain equipment manufactured by NTK in Canada and a non-exclusive right to distribute certain other equipment manufactured by NTK in the United States and Canada.

          Pursuant to the Company's agreements with Century Electronics and Systems Co., Ltd., formerly known as Chinteik Electronic System Co. Ltd. ("Century"), entered into on April 10, 1990, Century has the exclusive right for a period of ten years to market the Company's products in Southeast Asia, Australia, New Zealand, Hong Kong and China as well as Europe. Pursuant to a Business Agreement, dated May 22, 1991, by and between the Company, NTK America and Century, Century was relieved of its obligations to pay royalties to the Company from the sale of its products by Century. The Company will continue to provide Century with access to all of the products developed by the Company for sale in those countries.

Major Customers and Backlog

          During 1993, 1992 and 1991, no customer accounted for 10% or more of the Company's net sales.

          The Company had purchase orders and commitments from its customers for delivery of products into the following year of approximately $8.4 million and $4.6 million at December 31, 1993 and 1992, respectively. Because a high proportion of the Company's orders call for prompt delivery, the Company does not believe that its backlog position at any time is necessarily indicative of future sales. All orders at December 31, 1993, are expected to be filled within a year of such date or less.

Source of Supply and Manufacturing

          A significant portion of the Company's products are currently obtained from NTK America. A portion of the Company's key telephone systems from NTK America have been manufactured by NTK in Thailand. The products manufactured for the Company by NTK America have been based primarily upon the Company's product specifications and have been developed in cooperation with NTK.

          The second largest supplier of equipment is Mitel Corporation of Kanata, Canada which consists of PABX equipment and software. The Company understands that it is currently the largest Mitel dealer in North America.

          During 1993, the Company entered into a distribution agreement with Northern Telecom, Inc. for its digital key system product through TIE's U.S. sales and service network. In connection with that agreement the Company has committed to purchase at least $7.5 million of equipment (net of product discounts) from Northern Telecom in 1994.

Research and Development and Patents

          The Company is engaged in product development aimed at expanding the Company's product lines to reflect advances in technology and an expansion of its telephone markets. During 1993, 1992 and 1991, the Company spent approximately $881 thousand, $917 thousand and $1.4 million, respectively, on Company-sponsored research and development. The Company's focus on its installation and service business has resulted, and will likely continue to result, in a substantial decline in the Company's research and development activities.

          The Company believes that patents are one of the most significant competitive factors in the conduct of its business. The Company owns a number of patents in its name and, with respect to certain products manufactured for the Company by NTK, in its name together with NTK.

          The Company is continually exploring the development, manufacture and distribution of business communications products in addition to its present line of products, both by itself and with others.

Warranty and Maintenance

          The Company generally provides customers with a warranty on equipment and installation for one year after the installation of a new system. The Company generally receives warranties on equipment from its suppliers similar to the warranties extended by the Company to its customers. The Company charges its customers for all repairs done subsequent to the warranty period.


          The Company assists customers in the installation, maintenance and repair of the Company's products and provides training to the employees of such customers.

Competition and Government Regulation

          The telecommunications equipment industry is characterized by intense competition and rapid change. The Company's products and services compete with similar products and services offered by a number of telephone equipment distributors, certain telephone operating companies and telephone interconnect companies. The principal telephone equipment distributor selling its products in the United States is AT&T Technologies Incorporated. Other major competitors include Northern Telecom Limited, Toshiba America, Inc. and Executone Information Systems, Inc.

          Effective January 1, 1984, American Telephone and Telegraph Company, (AT&T) was divested of the regional Bell Telephone operating companies (the "RBOCs"). The RBOCs are permitted to market, sell, install and service, pursuant to the antitrust consent decree in connection with the divestitures, but not manufacture for sale in the United States, telecommunications products of the type marketed by the
Company.   Since the restriction upon manufacture was adopted, efforts to lift the restriction have been taken periodically by administrations of the President of the United States, by the Federal Communications Commission (the "FCC") and in the United States Congress, and similar efforts may be undertaken in the future.

These changes and changing regulations governing AT&T, the RBOCs and cable television companies, as well as regulatory changes in international markets, have substantially altered, and may continue to affect, the competition for and the pricing, marketing and distributing of certain telecommunications equipment, including the Company's products.

          The FCC and the Canadian Radio-Television and Telecommunications Commission ("CRTC") have promulgated regulations setting installation and equipment standards for telecommunications products of the type marketed by the Company in the United States and Canada, respectively, and requiring that all such products be registered with, and meet standards adopted by, each of the FCC and the CRTC. The Company's products are designed to comply with these requirements and the Company has registered all of its current products. The FCC and the CRTC also require that all telephone operating companies provide nondiscriminatory interconnection for such products with local exchange services in order to promote the competitive provision of such products. In addition, the telephone operating companies must offer local exchange services on an unbundled basis from such products again to promote the competitive provision of these products.

Employee Relations

          As of December 31, 1993, the Company had 1,164 full-time employees. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

          The Company's principal properties include a leased facility in Overland Park, Kansas, which is utilized for its principal executive offices, and a leased facility in West Haven, Connecticut, which is utilized as a local sales office and a repair facility, including the buying and selling of preowned communications equipment.

          In addition to its principal properties, the Company utilizes leased space for office, sales, service, repair or warehouse operations at locations in 24 states and Canada. In addition, the Company owns a facility in Moline, Illinois, which is utilized for office, sales, service and warehouse operations.

          As of December 31, 1993, the Company leased real property at an aggregate annual rental of approximately $4.1 million and leased equipment at an aggregate annual rental of approximately $0.3 million. For a schedule of the Company's lease commitments, see Note 13 to the Successor Company Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          The Company is involved in a number of lawsuits which arose in the normal course of business. While any litigation has elements of uncertainty, the Company believes that none of such lawsuits are material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Executive Officers of the Registrant

          Set forth below is information with respect to the executive officers of TIE as of March 18, 1994:
                                                             Has Served as
     Name                Age     Position                   an Officer Since
     ----                ---     --------                   ----------------

George N. Benjamin, III  56      President and CEO                  1992

Neal L. Brees            46      Treasurer                          1994

Eric V. Carter           58      Executive Vice President           1984

Robert H. Kalina         37      Vice President -- Engineering
                                   & Operations                     1993

Edward F. Muehlberger    47      Vice President -- Human Resources  1994

Randolph K. Piechocki    41      President -- TIE Systems, Inc.     1990
                                   a subsidiary of TIE


Robert A. Pritzker       67      Chairman                           1991

Robert W. Webb           54      Vice President, Secretary,
                                   General Counsel                  1993

          George N. Benjamin, III has served as President and Chief Executive Officer of TIE since April 1, 1992. From August 1988 through April 1, 1992, he served as Group Vice President of The Marmon Group, Inc. From July 1987 to August 1988, Mr. Benjamin was President of Trig Systems, a telecommunications management consulting group founded by him. From December 1985 to July 1987 Mr. Benjamin was President of Ericsson, Inc., a wholly-owned subsidiary of Ericsson, N.A.

          Neal L. Brees became Treasurer of TIE effective January 31, 1994. From December 1988 to August 1993, he was assistant Treasurer of The Marley Company. From March 1981 to December 1988, he served as Manager, Financial Systems of The Marley Company.

          Eric V. Carter has served as Executive Vice President of TIE since April 1, 1992. From April 9, 1991 through March 30, 1992, he served as President of the Company. Mr. Carter was Executive Vice President of TIE from June 1990 through April 1991, and he served as Vice President - Operations of TIE from December 1987 through June 1990.

          Robert H. Kalina has served as Vice President of Engineering and Operations of TIE since March 8, 1993. From June 6, 1991 through March 7, 1993, he served as Director of Engineering and Operations of TIE. Mr. Kalina was Director of Corporate Quality Assurance of TIE from March 1987 through May 1991.

          Edward F. Muehlberger has served as Vice President -- Human Resources of TIE since February 21, 1994. From March 1992 to December 1993, he served in the senior Human Resources position including Assistant Vice President -- Human Resources and Quality for Southwire Company. From February 1984 to December 1991, he served as Vice President, Human Resources for Blue Circle America,
Inc. From February 1974 to February 1984, he served in various senior level Human Resource positions including Group Human Resources Director for The Marmon Group.

          Randolph K. Piechocki has served as President of TIE Systems, Inc. since January 1990. From July 1988 through December 1989, he was Vice President of TIE Systems, Inc. From July 1981 to July 1988, he served as Vice President and Branch Manager of CTG/British Telecom, located in New York.

          Robert A. Pritzker has served as Chairman of the Board of the Company since April 9, 1991, Director and President of each of Union Tank Car Company, The Marmon Group, Inc., Marmon Industrial Corporation, Marmon Holdings, Inc. and The Marmon Corporation, since prior to 1988. Elected to the Board of Directors in 1991; previously served on the Board of Directors of the Company from August 1987 through August 1989.

          Robert W. Webb has served as Vice President and Secretary of each of The Marmon Group, Inc., Marmon Industrial Corporation and Marmon Holdings, Inc.

since prior to 1988, and General Counsel and Secretary of Union Tank Car Company since prior to 1988. He was first elected as Director of the Company in April 1991 and as Vice President of the Company in June 1993.

          All of the Company's executive officers are full-time employees of the Company with the exception of Mr. Carter, Mr. Pritzker and Mr. Webb. Mr. Carter, pursuant to an Employment Agreement dated July 1, 1992, devotes an average of 80 hours per calendar quarter to his duties as an Executive Vice President of the Company. Mr. Piechocki served in the capacity indicated during the reorganization proceedings and Mr. Carter served as President during such proceedings. See "Reorganization of the Company" under Item 1. None of the Company's directors or executive officers are related.

          Additional information respecting executive officers as well as directors will be included in TIE's proxy statement prepared for use at its annual meeting of stockholders scheduled to be held on June 22, 1994 (the "Proxy Statement"). TIE intends to file a definitive copy of the Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          TIE's Common Stock is traded on the American Stock Exchange and its symbol is TIE. The quarterly high and low trading prices for the Common Stock on the American Stock Exchange as set forth below are as reported by the American Stock Exchange.

          1992                 High                 Low
          ----                 ----                 ---

     First Quarter             9 1/4                7 3/4
     Second Quarter            8 1/8                5 1/4
     Third Quarter             6 7/8                4 7/8
     Fourth Quarter            12 1/4               5 3/8

          1993                 High                 Low
          ----                 ----                 ---
     First Quarter             14 3/8               10 1/2
     Second Quarter            11 3/4               9
     Third Quarter             8 7/8                7 3/4
     Fourth Quarter            10 3/8               7 1/8


          The number of persons who were holders of record of the Company's Common Stock on February 28, 1994, was 7,635.

          The Company has not paid any cash dividends on its Common Stock since its organization. For the foreseeable future, the Company expects that any earnings will continue to be retained for use in its business. The terms of certain agreements relating to the Company's financing restrict the amount of dividends which may be paid by the Company. Refer to Note 10 to the Successor Company Consolidated Financial Statements for further details.



ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

                                                        SUCCESSOR COMPANY                     PREDECESSOR COMPANY
                                          ---------------------------------------   --------------------------------------
                                          Years Ended December 31,                                 Years Ended December 31,
                                          -----------------------   Six Months        Six Months   -----------------------
                                                                       Ended            Ended
                                                 1993      1992     Dec. 31, 1991   June 30, 1991     1990        1989
                                               --------  -------    -------------   -------------   --------      --------
Net revenue                                    $102,531  $101,154      $52,269         $ 51,541      $100,587     $107,153
Income (loss) from continuing operations          1,682     1,232         (183)         (40,788)      (11,353)     (45,568)
Income (loss) from discontinued operations           --       (13)           7           (4,534)        3,949      (24,257)
Extraordinary income                                 --        --           --           18,896            --           --
Preferred stock dividends and accretion              --        --           --               --        (1,335)      (5,192)
Net income (loss) applicable to common stock      1,682     1,219         (176)         (26,426)       (8,739)     (75,017)
Earnings (loss) per common share:
   Continuing operations                       $   0.42  $   0.31      $ (0.05)        $ (40.45)     $ (12.82)    $ (51.33)
   Discontinued operations                           --        --         0.01            (4.50)         3.99       (24.53)
   Extraordinary income                              --        --           --            18.74            --           --
Cash dividends declared per common share             --        --           --               --            --           --

At period end:
 Total assets                                  $ 63,266  $ 65,797      $76,531         $ 94,938      $132,398     $181,614
 Working capital                                  6,119    12,503       11,209           10,587        10,495       30,682
 Long-term debt                                      --       398          777            4,998        33,795        6,778
 Cumulative Redeemable
    Convertible Preferred Stock                      --        --           --               --            --       42,897
 Common stockholders' equity                     23,239    21,618       20,781           21,096        31,792       41,234

All references to per share amounts have been restated to reflect the 1 for 35 reverse stock split which was treated as being effective on June 30, 1991.

See Notes 1, 2, 10 and 11 to the Consolidated Financial Statements--Predecessor Company and Note 10 to the Consolidated Financial Statements--Successor
Company for details regarding factors that materially affect the comparability of the information reflected in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUCCESSOR COMPANY

The following discussion should be read in conjunction with the consolidated financial statements for the Successor Company and notes thereto.

Results of Operations -- 1993 Compared to 1992:

For the year ended December 31, 1993, the Company generated income from continuing operations of $1.7 million or $0.42 per share as compared to income from continuing operations of approximately $1.2 million or $0.31 per share for the year 1992. The increase in net income from 1992 is primarily due to a non-operating increase of $1.1 million in other income, net as discussed in more detail in the following paragraphs. The increased sales volume and a decline in gross margin percentage resulted in a decline in gross margin dollars. The operating results of the Company for 1993 were favorably affected by the change in the amortization period for intangible assets that was implemented on April 1, 1992.

Total net revenue for 1993 increased $1.4 million or 1.4% as compared to 1992. An increase of $1.7 million occurred in new equipment sales with a slight decline of $0.3 million in net revenue from services provided. Net revenue from new equipment sales accounted for approximately 74.4% of the total revenue for 1993, up slightly from approximately 73.7% for 1992. The remaining revenue was generated by service transactions. The components of total net revenue are expected to continue this relationship in future periods.

The gross margin percentage for 1993 was 50.5% as compared to 51.4% for 1992. The decline in the gross margin percentage is due to the change in sales mix with a slightly higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Lower margins on new equipment sales are acceptable as these sales generate possible future service business. Additionally, the gross margin on service revenue has declined from 68.6% in 1992 to 60.9% in 1993 due to increased competition in the industry. The Company expects that these factors will continue to affect the gross margin percentages in the future but not cause significant future deterioration.

Another factor that may affect the Company's gross margin percentage in the more distant future relates to the Company's agreement with NTK America. Under that agreement, the Company is provided with the most favorable purchase prices on NTK America products for the duration of the agreement. Once the agreement expires (July 1996) or the Company is no longer purchasing the related product lines (whichever occurs earlier), it is anticipated that the cost to the Company to purchase these products will increase thereby lowering the gross margin. The Company cannot estimate the impact of the foregoing on future gross margin at this time.

Operating expenses for 1993 remained relatively consistent with 1992. Operating expenses were favorably affected by a decline in amortization expense due to the change in the amortization period of intangible assets which was implemented on April 1, 1992. This change accounted for a reduction in operating expenses of approximately $268 thousand for 1993 as compared to 1992. The Company is continuing to monitor operating expense levels and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Other income, net of $2.0 million for 1993 increased $1.1 million as compared to 1992. Other income, net is substantially comprised of royalty income of $1.5 million and $1.3 million for the years 1993 and 1992, respectively, primarily from NTK America for its sale of equipment designed by the Company. The NTK
royalty agreement is in effect through July, 1996.   Other income, net for 1993

also includes certain nonrecurring items including the gain on the disposal of the Company's Connecticut headquarters facility of approximately $1.7 million which occurred in the third quarter of 1993, extinguishing all long-term debt except for statutory tax settlements. This gain was partially offset by the net cost of the relocation of the headquarters to Kansas of approximately $1.3 million. Refer to Note 6 to the Successor Company to the Consolidated Financial Statements for further details regarding these transactions. Additionally, the Company recorded approximately $0.4 million of income in December 1993 related to settlement of a property insurance claim and $0.2 million of expenses associated with the attempted privatization of its Canadian subsidiary. All other items included in other income, net increased $0.3 million in the aggregate in 1993 as compared to 1992.

In 1993, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PacTel Meridian Systems (PTMS) was consummated during the month of September and the California region fourth quarter results were below expectations due to the logistics and non-recurring expenses related to the transition of that base into the domestic direct sales and service business. Earlier in the year the Company's Canadian subsidiary struck an alliance with Alberta Government Telephone (AGT). The AGT alliance is expected to have a positive impact on the results of TIE Canada.

In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Effective January 1, 1993, the Company prospectively adopted SFAS No. 109.

Results of Operations - 1992 Compared to the Six Months Ended December 31, 1991:

Due to the Company's reorganization on July 1, 1991 (refer to "Reorganization of the Company" under Item 1 and Note 2 to the Successor Company Consolidated Financial Statements), the Successor Company operations cover both the year ended December 31, 1992 and the six months ended December 31, 1991. The comparative discussion to the prior year's results is presented for the last six months of 1992 only as the Successor Company results of operations for the year ended December 31, 1992 are not comparable to the results of operations of the Predecessor Company.

Fiscal 1992 was a year of transition for the Company as the strategic direction of the Company was expanded from a key system based business to a broader platform of related products, services and software. The net income for the year of $1.2 million or $0.31 per share is primarily the result of the Company's cost reduction program coupled with the change in strategic direction.

For the six months ended December 31, 1992, the Company had net income of $1.5 million or $0.38 per share as compared to a loss of $176 thousand or $0.04 per share for the comparable 1991 period. This improvement is primarily due to the decline in operating expenses in 1992 which is the result of the Company's efforts to reduce fixed and variable operating expenses. Additionally, the operating results of the Company were favorably affected by the change in the amortization period for intangible assets which increased the Company's net income for the year ended December 31, 1992 by $723,000.


For the year ended December 31, 1992, net revenue from equipment sales accounted for approximately 73.7% of total net revenue with the remaining 26.3% of net revenue being derived from service transactions. Total net revenue for the second half of 1992 declined slightly ($172 thousand) from the comparable 1991 period. Net revenue from equipment sales increased $952 thousand from the second half of 1991 to the second half of 1992 while net revenue from service transactions declined by $1.1 million for the comparable period.

The percentage of gross margin for the year ended December 31, 1992 was 51.4%. The percentage of gross margin for the six months ended December 31, 1992 was 50.3% as compared to 52.7% for the same 1991 period. The decline in the gross margin percentage is due to the shift in sales mix with a higher proportion of revenue being generated from new equipment sales versus service transactions and also due to a change in product mix sold. Additionally, the decline in the gross margin percentage reflects the intense competition in the industry.

Operating expenses for the year ended December 31, 1992 totalled $51.1 million or 50.5% of sales. Operating expenses for the six months ended December 31, 1992 and December 31, 1991 were $24.6 million and $28.5 million, respectively. The significant decline of $3.9 million or 13.7% in operating expenses primarily reflects the benefit of cost reduction programs implemented in the second quarter of 1992 in order to reduce the break-even sales level of the Company.
To a lesser extent, the operating expenses were also favorably affected by a decline in amortization expense due to the change in the amortization period of intangible assets which was implemented in the second quarter of 1992.

Interest income and interest expense for the last six months of 1992 have not varied significantly from the comparable 1991 period. Other income, net includes royalty income of $1.3 million, $719 thousand and $514 thousand for the year ended December 31, 1992 and the six months ended December 31, 1992 and 1991, respectively, from NTK America for its sale of equipment designed by the Company. This royalty agreement is in effect through July 1996.

During the third quarter of 1992, the Company completed the divestiture of its distribution business (which it had begun in 1991) with the sale of the Canadian subsidiary's key telephone system distribution business to NTK America. The results of this transaction have been reported as discontinued operations for all periods presented.

Inflation

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1993 totalled $8.1 million, a decrease of $5.9 million from December 31, 1992. For the year ended December 31, 1993, the Company used approximately $1.1 million of cash for operating activities, which included restructuring, bankruptcy and other non-operating related expenditures of approximately $1.9 million. During 1993 approximately $1.9 million was provided from cash received on notes receivable and the Company used approximately $1.9 million for payment of the long-term tax liability, $869 thousand for net capital expenditures and $796 thousand to purchase a portion of the minority interest in the Company's Canadian subsidiary. During 1993 the Company paid $3.3 million to expand its service network by acquiring domestic customer base using its available cash balances rather than borrowing funds under its revolving line of credit. The acquisition of non-Northern Telecom manufactured key/hybrid telephone equipment customer base from PacTel Meridian Systems was the largest acquisition and is described in Note 9 to the Successor Company Consolidated Financial Statements.

Upon confirmation of the Company's Plan of Reorganization (refer to Note 1 to the Successor Company Consolidated Financial Statements), HCR Partners made available to the Company a $10.0 million revolving line of credit through December 31, 1993. No funds were borrowed under this line of credit. Substantially all of the Company's assets are secured under this agreement and the indebtedness under this line of credit has been guaranteed by the Company's subsidiaries. The Company agreed that in connection with the liquidation of HCR Partners, the revolving line of credit agreement could be assigned to and assumed by Marmon Holdings, Inc. Effective December 31, 1993, the term of the Credit Agreement was extended for an additional three year period ending December 31, 1996 upon substantially the same terms and conditions, except that the maximum credit available was reduced to $7,000,000. The Company will pay a facilities fee of $75 thousand in connection with the extension. The Company believes that the terms and conditions of the Credit Agreement as extended are competitive with the terms and conditions available from third parties.

The Company believes sufficient cash resources exist to support its short-term needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of December 31, 1993 and therefore was qualified to borrow the entire $7,000,000 available under the line. Provided that the Company continues to maintain or improve its operating results and continues to generate positive cash flow, it does not expect to draw down this line to fund operations. Although the Company's operating results have improved significantly since the reorganization, the industry in which the Company is engaged is characterized by intense competition and this factor, coupled with the effect of an uncertain economic recovery, makes the future results of the Company extremely difficult to predict.

The Company does not anticipate a need for long-term financing at this time. If the need for additional long-term financing should arise, management believes it could be available if the Company continues a trend of profitability. The Company is not certain of the cost, terms and conditions upon which such financing would be available.

At December 31, 1993 the Company did not have any material commitments for capital expenditures.


Recent Accounting Pronouncements

The Company does not provide post-retirement or post-employment benefits and, therefore, there is no impact on the Company under SFAS 106, "Employers Accounting for Post-Retirement Benefits Other Than Pensions" and SFAS 112 "Employers Accounting for Post-Employment Benefits".

PREDECESSOR COMPANY

The following discussion should be read in conjunction with the consolidated financial statements for the Predecessor Company and notes thereto.

Significant Events

On June 19, 1991 the Company's Plan was confirmed by the Bankruptcy Court. In accordance with the Plan, TIE issued 75% of its New Common Stock to HCR in exchange for $31,594,000 principal amount of the Company's debt held by HCR. Accrued interest owed to HCR of $3,124,000 and warrants to purchase 1,000,000 shares of the Old Common Stock held by HCR were extinguished. See "Reorganization of the Company" under Item 1.

In accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants, the Company has applied Fresh-Start Reporting to its closing balance sheet at June 30, 1991. Upon emergence from Chapter 11 protection, Fresh-Start Reporting requires the Company to allocate its reorganization value to the entity's assets. Liabilities are stated at their present values and the prior accumulated deficit is eliminated when restating the equity section of the balance sheet. Any remaining, unallocated reorganization value was included on the balance sheet as an intangible asset. The June 30, 1991 financial statements include the adjustments related to the implementation of Fresh-Start Reporting. These adjustments resulted in a net, one-time charge to income of $29,002,000.

On May 14, 1991, the Company entered into an agreement with NTK America to sell specified inventory that it owned to NTK America at a price equal to the Company's carrying value of such inventory. This transaction, which closed on July 1, 1991, resulted in the sale of $9,020,000 in inventory to NTK America. Additionally, the Company licensed, on a nonexclusive basis, all of its telephone equipment technology to NTK America for a period of five years.
During that period, the Company will have an exclusive right to distribute certain equipment manufactured by NTK America's parent, NTK, in Canada, and a nonexclusive right to distribute certain other NTK products in the United States and in Canada. If NTK America sells any of NTK's products in the United States during the five year period, NTK America will pay the Company a royalty ranging from 3% to 7.5% of the purchase price of all equipment designed by the Company, depending on the distribution channel. In addition, the Company is provided with the most favorable purchase prices for NTK America products during the period of the agreement.

The Company commenced discontinuation of its distribution operations. Accordingly, the operating results for this segment have been classified as discontinued operations. In connection with the Company's decision to exit this segment of the business, a provision of $3,100,000 was set up in the second quarter of 1991 to reflect the writedown of assets related to this segment to net realizable value and to provide for certain phaseout costs. During the third quarter of 1992, the Company completed the divestiture of its distribution business with the sale of the Canadian subsidiary's key system distribution business to NTK America. The Company has also reported the results of this transaction in discontinued operations.

Results of Operations

Net revenue from continuing operations for the six months ended June 30, 1991 increased 1.8% from the comparable six month 1990 period. Revenue from equipment sales for this period dropped 6.6% from that period as a result of the poor economic climate and somewhat negative customer reaction to the Company's Chapter 11 filing. Service revenue for the six months ended June 30, 1991 increased 36.0% from the comparable 1990 six month period primarily due to the CTG, Inc. acquisition by the Company's Canadian subsidiary and continued expansion in the Company's domestic direct sales and service organization.

The percentage of gross margin to sales in the first six months of 1991 of 51.5% was significantly above the margin of 45.1% for the first six months of 1990. The increase in the gross margin percentages is largely due to a higher proportion of revenue being generated by the Company's direct sales and service organization which revenue carries a higher gross margin. Additionally the Company's Canadian subsidiary experienced higher gross margin percentages in 1991 due to the expansion of its service and repair organizations.

Operating expenses for the six months ended June 30, 1991 increased by $201 thousand from the comparable 1990 period. The slight increase is due to operating expenses associated with the expansion of the direct sales and service organization.

During the second quarter of 1991, the Company established a $469,000, restructuring reserve representing the estimated cost of upgrading the present computer systems to accommodate the structure of the reorganized Company.

Interest income, interest expense and other income, net for the six months ended June 30, 1991 approximated the prior year levels.

Various items related to the reorganization of the Company and the implementation of Fresh-Start Reporting have been recorded. These represent non-recurring adjustments recorded to properly reflect the total anticipated costs attributable to the Chapter 11 filing as well as the final adjustments required to restate the Company's balance sheet and implement Fresh-Start Reporting.

Tax expense for the six months ended June 30, 1991 resulted from state and local taxes and from taxes on the profitable operations of the Company's foreign subsidiaries. Domestic tax benefits from losses reported for the six months ended June 30, 1991 were not recognized due to the Company's inability to carryback such losses.

As previously discussed, Discontinued Operations for the six months ended June 30, 1991 represents the operating results for the distribution operations as well as the estimated loss on disposal. The Company commenced discontinuation of these operations effective in the second quarter of 1991 and completed the discontinuation in the third quarter of 1992.

In connection with the confirmation of the Plan, the Company recorded extraordinary income of $18,896,000 from the reorganization transactions involving HCR as more fully explained in Note 11 to the Predecessor Company Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents of $14.6 million at June 30, 1991 decreased $5.2 million from December 31, 1990. During the six months ended June 30, 1991, the Company used approximately $3.0 million for operating activities, $919 thousand for investment activities and $1.3 million for financing activities, including $1.7 million for repayment of long-term and short-term debt and $681 thousand for net capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          SUCCESSOR COMPANY
                                                                          Page
                                                                          ----
Independent Auditors' Report                                                23

Financial Statements:

Consolidated Balance Sheets -- December 31, 1993 and 1992                24-25

Consolidated Statements of Operations -- Years Ended
  December 31, 1993 and 1992 and Six Months Ended December 31, 1991         26

Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1993 and 1992 and Six Months Ended December 31, 1991      27-28

Consolidated Statements of Stockholders' Equity -- Years Ended
  December 31, 1993 and 1992 and Six Months Ended December 31, 1991         29

Notes to Consolidated Financial Statements                               30-43

Financial Statement Schedules:

Schedule VIII: Valuation and qualifying accounts                            44

Schedule X:  Supplementary income statement information                     45

All other schedules are either not required or the information is provided in the footnotes to the financial statements.

                          PREDECESSOR COMPANY

Independent Auditors' Report                                                46


Financial Statements:

Consolidated Statement of Operations -- Six Months Ended June 30, 1991   47-48

Consolidated Statement of Cash Flows -- Six Months Ended June 30, 1991   49-50

Consolidated Statement of Stockholders' Equity -- Six
 Months Ended June 30, 1991                                                 51

 Notes to Consolidated Financial Statements                              52-59

Financial Statement Schedules:

 Schedule VIII:  Valuation and qualifying accounts                          60

 Schedule IX:  Short-term borrowings                                        61

 Schedule X:  Supplementary income statement information                    62

 All other schedules are either not required or the information is provided in the footnotes to the financial statements.

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
TIE/communications, Inc. (SUCCESSOR COMPANY)

We have audited the consolidated financial statements of TIE/communications, Inc. and subsidiaries (Successor Company) ("the Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial st atements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIE/communications, Inc. and subsidiaries (Successor Company) at December 31, 1993 and 1992, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 and the six month period ended December 31, 1991, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


As discussed in Note 11, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 109 - "Accounting for income taxes", effective January 1, 1993.

                                      /s/  KPMG Peat Marwick
                                           KPMG Peat Marwick
February 18, 1994
Kansas City, Missouri

                 TIE/communications, Inc. and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                            SUCCESSOR COMPANY

                                                      December 31,

                                                     1993          1992
                                                     ----          ----
Current assets:
  Cash and cash equivalents                      $ 8,133,000    $14,052,000
  Notes and accounts receivable, net
    of allowance for doubtful accounts:
   December 31, 1993  $1,528,000                  12,941,000     10,614,000
   December 31, 1992  $1,913,000
  Inventories                                     14,223,000     12,443,000
  Assets held for sale                                    --      2,699,000
  Restricted cash equivalents                        290,000      1,629,000
  Current portion of long-term notes receivable       79,000      2,353,000
  Current deferred tax assets, net                   232,000             --
  Prepaid expenses                                 1,059,000        926,000
  Miscellaneous                                    2,345,000      1,061,000
                                                 -----------    -----------
      Total current assets                        39,302,000     45,777,000
                                                 -----------    -----------

Property, net                                      1,874,000      1,893,000
Intangible assets, net                            19,655,000     16,597,000
Long-term deferred tax assets, net                 1,805,000             --
Long-term notes receivable                           473,000      1,132,000
Other assets                                         157,000        398,000
                                                 -----------    -----------

      Total assets                               $63,266,000    $65,797,000
                                                 -----------    -----------
                                                 -----------    -----------

See accompanying Notes to Consolidated Financial Statements.

                  TIE/communications, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                            SUCCESSOR COMPANY

                                                          December 31,
                                                 ----------------------------
                                                     1993              1992
                                                     ----              ----
Current liabilities:
  Notes payable and current
    maturities of long term debt                 $ 1,424,000       $ 4,581,000
  Accounts payable                                 8,590,000         6,913,000
  Accrued expenses                                 9,832,000         9,676,000
  Restructuring reserves                             777,000         1,636,000
  Deferred service revenue                        10,207,000         8,099,000
  Income taxes payable                             2,353,000         2,369,000
                                                 -----------       -----------
       Total current liabilities                  33,183,000        33,274,000
                                                 -----------       -----------

Other non-current liabilities                        739,000         1,801,000
Long-term debt                                            --           398,000
Long-term tax liability                            4,370,000         6,229,000
Minority interest                                  1,735,000         2,477,000
                                                 -----------       -----------
       Total liabilities                          40,027,000        44,179,000
                                                 -----------       -----------
Stockholders' equity:
  Common Stock, par value $0.10                      399,000           399,000
  Authorized -- 10,000,000 shares
  Issued -- 3,988,392 shares
  Outstanding -- 3,981,338 shares
  Additional paid-in capital                      19,217,000        19,217,000
  Retained Earnings                                2,725,000         1,043,000
  Common Stock in treasury, at cost                  (60,000)          (60,000)
                                                 -----------       -----------
                                                  22,281,000        20,599,000

  Cumulative currency translation adjustment         958,000         1,019,000
                                                 -----------       -----------
    Total stockholders' equity                    23,239,000        21,618,000
                                                 -----------       -----------
    Total liabilities and stockholders' equity   $63,266,000       $65,797,000
                                                 -----------       -----------
                                                 -----------       -----------

See accompanying Notes to Consolidated Financial Statements.

            TIE/communications, Inc. and Subsidiaries
             CONSOLIDATED STATEMENTS OF OPERATIONS
                       SUCCESSOR COMPANY

                                                Years Ended December 31,
                                                -----------------------         Six Months

                                                                                   Ended
                                                   1993           1992       December 31, 1991
                                               -----------    ------------   ------------------
Net revenue:
  Equipment sales                              $ 76,263,000   $  74,540,000  $ 37,815,000
  Services provided                              26,268,000      26,614,000    14,454,000
                                               ------------   -------------  ------------
                                                102,531,000     101,154,000    52,269,000
                                               ------------   -------------  ------------
Cost of sales:
  Equipment sales                                40,453,000      40,806,000    20,522,000
  Services provided                              10,264,000       8,370,000     4,197,000
                                               ------------   -------------  ------------
                                                 50,717,000      49,176,000    24,719,000
                                               ------------   -------------  ------------
Gross margin:
  Equipment sales                                35,810,000      33,734,000    17,293,000
  Services provided                              16,004,000      18,244,000    10,257,000
                                               ------------   -------------  ------------
                                                 51,814,000      51,978,000    27,550,000
                                               ------------   -------------  ------------
Operating expenses                               51,094,000      51,097,000    28,461,000
                                               ------------   -------------  ------------
Operating income (loss) from
  consolidated operations                           720,000         881,000      (911,000)

Interest income                                     860,000       1,032,000       691,000
Interest expense                                   (538,000)       (541,000)     (249,000)
Other income, net                                 1,960,000         877,000       766,000
                                               ------------   -------------  ------------
Pretax income                                     3,002,000       2,249,000       297,000
Provision for income taxes                        1,238,000         895,000       392,000
                                               ------------   -------------  ------------
                                                  1,764,000       1,354,000       (95,000)
Equity in loss of affiliate                              --              --       (60,000)
                                               ------------   -------------  ------------
Income (loss) before minority interest            1,764,000       1,354,000      (155,000)
Minority interest                                    82,000         122,000        28,000
                                               ------------   -------------  ------------
Income (loss) from continuing operations          1,682,000       1,232,000      (183,000)
Discontinued operations --
Estimated income (loss) on disposal                      --         (13,000)        7,000
                                               ------------   -------------  ------------
Net income (loss)                               $ 1,682,000   $   1,219,000  $   (176,000)
                                               ------------   -------------  ------------
                                               ------------   -------------  ------------

Primary and fully diluted income per share:
  Continuing operations                        $       0.42   $        0.31  $      (0.05)
  Discontinued operations                                --              --          0.01
                                               ------------   -------------  ------------
                                               $       0.42  $         0.31  $      (0.04)
                                               ------------   -------------  ------------

                                               ------------   -------------  ------------

Average shares outstanding                        3,981,338       3,981,338     3,981,493

See accompanying Notes to Consolidated Financial Statements.


                                   TIE/communications, Inc. and Subsidiaries
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             SUCCESSOR COMPANY

                                                             Years Ended December 31,
                                                             -----------------------         Six Months
                                                                                               Ended
                                                                1993          1992       December 31, 1991
                                                             ----------    ----------    -----------------
 Cash flows from operating activities:
       Net income (loss)                                     $1,682,000    $1,219,000    $  (176,000)
       Adjustments to reconcile net income
           to cash flows from operating activities:
           Depreciation and amortization                      2,235,000     2,544,000      2,630,000
           Deferred income and income taxes                     (52,000)      (57,000)       (28,000)
           Equity in loss of affiliates, net                        --             --        (60,000)
           Minority interest                                     82,000       122,000         28,000
           Deferred income taxes                              1,204,000       755,000        317,000
           Gain on disposition of building                   (1,738,000)           --             --
           Relocation expense                                 1,300,000            --             --
           Gain on sale of Canadian distribution business            --      (160,000)            --
           Changes in working capital, net of
             acquisitions and divestitures:
               Accounts receivable                           (2,350,000)    2,296,000      3,487,000
               Inventories                                     (932,000)    3,350,000     (3,842,000)
               Receivable from NTK America                           --            --      8,526,000
               Restricted cash equivalents                    1,329,000            --        265,000
               Other receivables                               (801,000)      865,000        176,000
               Miscellaneous current assets                    (392,000)      565,000        620,000
               Accounts payable                               1,725,000     2,329,000     (4,848,000)
               Accrued expenses                                (991,000)   (2,407,000)    (2,421,000)
               Restructuring reserves                        (1,904,000)   (5,978,000)    (2,847,000)
               Deferred service revenue                      (1,500,000)     (661,000)        80,000
               Taxes payable                                     (6,000)      (89,000)       418,000
                                                             ----------    ----------    -----------
                 Cash flows from (used for)
                   operating activities                      (1,109,000)    4,693,000      2,325,000

    Cash flows from investment activities:
       Capital expenditures, net of disposals                  (869,000)     (446,000)      (934,000)
       Cash received from notes receivable                    1,918,000            --             --
       Increase (decrease) in investment in and
         advances to affiliates                                      --       (73,000)       201,000
       Cash proceeds from sale of investment in

         affiliate                                                   --       202,000             --
       Assets of businesses acquired (1)                     (3,258,000)   (1,265,000)      (989,000)
       Purchase of minority interest of subsidiary             (796,000)     (500,000)            --
       Proceeds from sale of Canadian distribution
         business                                                    --       762,000             --
       Other                                                         --       (74,000)      (320,000)
                                                             ----------    ----------    -----------
             Cash flows used for
                 investment activities                       (3,005,000)   (1,394,000)    (2,042,000)

                                                   (Continued)

See accompanying Notes to Consolidated Financial Statements.


                                TIE/communications, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   SUCCESSOR COMPANY

                                                            Years Ended December 31,
                                                            -----------------------           Six Months
                                                                                                 Ended
                                                               1993             1992       December 31, 1991
                                                           ----------      -----------     -----------------
  Cash flows from financing activities:
       Payment of long-term tax liability                  $(1,859,000)    $(1,766,000)      $  (540,000)
       Long-term and short-term debt repayments               (455,000)       (473,000)         (304,000)
       Other                                                   629,000         324,000          (199,000)
                                                           -----------     -----------       -----------
         Cash flows used for financing activities           (1,685,000)     (1,915,000)       (1,043,000)
    Impact of changes in foreign currency
      translation                                             (120,000)       (227,000)          (30,000)
                                                           -----------     -----------       -----------
    Increase (decrease) in cash and cash
      equivalents                                           (5,919,000)      1,157,000          (790,000)
    Cash and cash equivalents at the
      beginning of period                                   14,052,000      12,895,000        13,685,000
                                                           -----------     -----------       -----------
    Cash and cash equivalents at the
      end of period                                        $ 8,133,000     $14,052,000       $12,895,000
                                                           -----------     -----------       -----------
    ---------------------------------
    Cash flow information:
       Interest paid                                       $   513,000     $   618,000       $   443,000
                                                           -----------     -----------       -----------
                                                           -----------     -----------       -----------
       Income taxes paid (excluding
           payment of long term tax liability)             $    176,000    $   269,000       $   568,000
                                                           -----------     -----------       -----------
                                                           -----------     -----------       -----------


    (1) Acquisitions:
        Inventory                                          $(1,004,000)    $  (416,000)      $  (332,000)
        Other current assets                                        --         (22,000)               --
        Intangible assets                                   (7,426,000)       (947,000)       (1,019,000)
        Other assets                                            (3,000)             --           (92,000)
        Accrued expenses                                       491,000          55,000            83,000
        Deferred service revenue                             3,684,000          65,000           371,000
        Note payable                                         1,000,000              --               --
                                                           -----------     -----------       -----------
                                                           $(3,258,000)    $(1,265,000)      $  (989,000)
                                                           -----------     -----------       -----------
                                                           -----------     -----------       -----------
    (2) Non-cash activity:
        Reduction of intangible assets
          to establish deferred tax asset                  $ 3,241,000     $       --        $        --
                                                           -----------     -----------       -----------
                                                           -----------     -----------       -----------
        Note received in exchange for
          Canadian distribution business                   $       --      $   686,000       $        --
                                                           -----------     -----------       -----------
                                                           -----------     -----------       -----------

See accompanying Notes to Consolidated Financial Statements.


                             TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       SUCCESSOR COMPANY
                             SIX MONTHS ENDED DECEMBER 31, 1991 AND
                             YEARS ENDED DECEMBER 31, 1992 AND 1993

                                                        Additional       Retained                        Cumulative
                                     Common Stock         Paid-in        Earnings      Treasury Stock    Translation
                               Shares Issued  Amount      Capital       (Deficit)    Shares    Amount    Adjustment      Total
                               -------------  ------     --------       --------     ------    ------    ----------      -----
Balance -- July 1, 1991        3,988,392    $399,000    $19,217,000    $      --         --    $   --    $1,480,000   $21,096,000
Purchase of Treasury Stock                                                           (7,054)   (60,000)                   (60,000)

Cumulative Translation
 Adjustment                                                                                                 (79,000)      (79,000)

Net loss for the six months
 ended December 31, 1991                                                (176,000)                                        (176,000)
                               ---------    --------    -----------    ---------     ------   --------   ----------   -----------
Balance-December 31, 1991      3,988,392     399,000     19,217,000     (176,000)    (7,054)   (60,000)   1,401,000    20,781,000

Cumulative Translation
 Adjustment                                                                                                (382,000)     (382,000)

Net income for the year 1992                                           1,219,000                                        1,219,000
                               ---------    --------    -----------    ---------     ------   --------   ----------   -----------

Balance-December 31, 1992      3,988,392     399,000     19,217,000    1,043,000     (7,054)   (60,000)   1,019,000    21,618,000

Cumulative Translation
 Adjustment                                                                                                 (61,000)      (61,000)

Net income for the year 1993                                           1,682,000                                        1,682,000
                               ---------    --------    -----------   ----------     ------   --------   ----------   -----------
Balance -- December 31, 1993   3,988,392    $399,000    $19,217,000   $2,725,000     (7,054)  $(60,000)  $ 958,000    $23,239,000
                               ---------    --------    -----------   ----------     ------   --------   ----------   -----------
                               ---------    --------    -----------   ----------     ------   --------   ----------   -----------

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

                               SUCCESSOR COMPANY


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: On June 19, 1991, the Company's First Amended Joint Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware. The confirmed Plan provided for the Company to issue Common Stock to HCR Partners in exchange for the principal portion of its secured debt to HCR Partners ($31,594,000). Accrued interest on HCR Partners secured debt ($3,124,000) and warrants to purchase 1,000,000 shares of the Company's Common Stock held by HCR Partners were extinguished. As a result of this transaction, HCR Partners became the owner of 75% of the Common Stock of the Company. The effective date of the Plan was July 2, 1991. However, for purposes of financial statement reporting the Plan was treated as being effective on June 30, 1991. Further, in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to account for the reorganization using Fresh-Start Reporting. Accordingly, all financial information for any period prior to July 1, 1991 is referred to as that of the "Predecessor Company". The accompanying financial statements for the period(s) from July 1, 1991 forward are referred to as those of the "Successor Company". Additionally, the Company's sale of inventory in connection with its discontinued operations, which closed on July 1, 1991, was also included in the Predecessor Company financial statements so as to make the resulting Successor Company balance sheet more clearly reflect the new entity.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated.

Net Revenue: Revenue from equipment sales and service work to end users is recognized at the time of its completion. Deferred service revenue is recorded in equal increments over the term of the contract. Other equipment sales are recognized when title passes to the customer.

Statements of Cash Flows:  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Property: Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. At the time fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in the determination of income. Maintenance and repair costs are expensed as incurred.

Intangible assets: Intangible assets are being amortized on a straight-line basis over periods ranging from 7 to 20 years.

Translation of foreign currencies: The financial statements of the Company's foreign subsidiary are translated into U.S. dollars at current exchange rates with any resulting adjustment being charged or credited to stockholders' equity. Foreign currency transaction gains and losses, which are not material, are reflected in income.

Research and development costs: New product development, product improvement and research costs are expensed as incurred. Such costs amounted to $881,000 and $917,000 for the years ended December 31, 1993 and 1992, respectively, and $241,000 for the six months ended December 31, 1991.

Earnings (loss) per common share: Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the years ended December 31, 1993 and 1992 and six months ended December 31, 1991 the Company did not have any common stock equivalents.

2.  FRESH-START REPORTING

In accordance with SOP 90-7, since the Company's stockholders of existing Common Stock prior to the confirmation of the Plan received less than 50% of Common Stock after confirmation of the Plan, the Company accounted for the reorganization using Fresh-Start Reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value at June 30, 1991, which approximated fair value at that date of reorganization.

Based upon an independent analysis of the Company performed in conjunction with the confirmation hearing on the Plan, a business value of $46,000,000 was established. The factors considered in determining the business value included cash flow projections, historical and current operations, future prospects and comparisons of the financial performance of the Company to other comparable companies. Based on that analysis, management calculated the portion of the reorganization value of the Company representing the estimated value of the net assets of the Company immediately after the reorganization at $21,096,000, after the adjustments to write down fixed assets, receivables and inventory to the best estimate of their respective fair market values at June 30, 1991 and to adjust liabilities to reflect their present value. Intangible assets were written down to reflect the reorganization value in excess of amounts allocable to identifiable assets.

3.  CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended June 30, 1992, the Company reevaluated the period of amortization for intangible assets and concluded that the estimated useful life of certain intangible assets should be extended from 10 years to 20 years. The conclusion was reached based upon extensive evaluation of several factors including the future outlook of the Company and to make the financial results of the Company more comparable to its main competitors. The effect of this change in accounting estimate was to increase the Company's net income for the year ended December 31, 1992 by $723,000 (or $0.18 per share).

4.  CASH AND CASH EQUIVALENTS

Cash equivalents consist of overnight investments, commercial paper and time deposits which are carried at cost, which approximates market value. The revolving cash account is an interest-bearing account held on deposit with The Marmon Corporation (refer to Note 19 for further details). The following is a schedule of cash and cash equivalents:
                                                         December 31,
                                                 ---------------------------
                                                    1993             1992
                                                 ----------      -----------
Cash                                             $3,635,000      $ 2,063,000
Overnight investments                             2,498,000        3,989,000
Revolving cash account                            2,000,000        8,000,000
                                                 ----------      -----------
                                                 $8,133,000      $14,052,000
                                                 ----------      -----------
                                                 ----------      -----------

Cash and cash equivalents do not include $290,000 and $1,629,000 of restricted cash equivalents at December 31, 1993 and 1992, respectively which are classified separately on the balance sheet. The amount at December 31, 1993 represents collateral for a letter of credit supporting the lease of corporate office facilities. Of the amount at December 31, 1992, approximately $1,250,000 is the collateral for letters of credit supporting U.S. and Canadian bonding facilities. The remaining amount is a compensating balance required to be maintained by the Company's Canadian subsidiary.

5.  INVENTORIES
                                                          December 31,
                                                 -----------------------------
                                                     1993              1992
                                                 -----------       -----------
Raw materials                                    $   193,000       $   138,000
Work in process                                      890,000           543,000
Finished goods                                    13,140,000        11,762,000
                                                 -----------       -----------
                                                 $14,223,000       $12,443,000
                                                 -----------       -----------
                                                 -----------       -----------


6.  RELOCATION OF CORPORATE HEADQUARTERS/GAIN FROM DISPOSITION
     OF BUILDING

In August 1993, the Company completed the relocation of its corporate headquarters from Seymour, Connecticut to Overland Park, Kansas. The Company has moved out of the Seymour facility and has transferred the deed on that building to its mortgage holder resulting in a gain of $1,738,000. The costs associated with the relocation, principally transition and relocation expenses, are estimated to aggregate approximately $1,300,000.

7.  PROPERTY

The following is a schedule of property, plant and equipment (excluding assets held for sale which are included in current assets in 1992):

                                      December 31,
                                -------------------------    Estimated
                                   1993           1992       Life
                                -----------   -----------    ---------
 Land                           $    10,000   $    10,000    --
 Buildings                          224,000       224,000    30 years
 Equipment and tooling           15,591,000    15,152,000    1-9 years
 Leasehold improvements             668,000       676,000    Life of lease
 Furniture and fixtures           3,692,000     3,910,000    3-10 years
                                -----------   -----------
                                 20,185,000    19,972,000
 Less accumulated depreciation
   and amortization              18,311,000    18,079,000
                                -----------   -----------
                                $ 1,874,000   $ 1,893,000
                                -----------   -----------
                                -----------   -----------

8.  INTANGIBLE ASSETS

Intangible assets includes the Reorganization Value In Excess Of Amounts Allocable To Identifiable Assets which resulted from the application of Fresh-Start Reporting. This intangible asset is being amortized on a straight-line basis over a 20-year period (refer to Note 3). In connection with the implementation of SFAS No. 109, intangible assets relating to the reorganization have been reduced and will continue to be reduced as Predecessor Company deferred tax assets are recognized.

Intangible assets also include the excess of consideration paid over the fair value of net tangible assets of domestic businesses acquired since July 1, 1991, and of all businesses acquired by the Company's Canadian subsidiary at the time of acquisition. These intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years. The excess of consideration paid over fair value of net tangible assets of businesses acquired in the years ended December 31, 1993 and 1992 totalled $7,426,000 and $947,000, respectively.


                                                        December 31,
                                                 --------------------------
                                                    1993           1992
                                                 -----------    -----------
Reorganization Value In Excess Of Amounts
Allocated To Identifiable Assets                 $11,361,000    $14,403,000
Excess of consideration paid over
  fair value of net assets acquired               12,742,000      5,469,000
Less accumulated amortization                     (4,448,000)    (3,275,000)
                                                 -----------    -----------
                                                 $19,655,000    $16,597,000
                                                 -----------    -----------
                                                 -----------    -----------

9.    ACQUISITIONS

On September 17, 1993 the Company acquired substantially all of the non-Northern Telecom manufactured key-hybrid telephone equipment customer base of PacTel Meridian Systems ("PTMS"), a California general partnership which the Company understands is 80% owned by Northern Telecom, Inc and 20% owned by Pacific
Bell. The acquisition, which was effected pursuant to an Asset Purchase and Sale Agreement, included the acquisition and assignment of contracts with customers and customer lists, together with inventory, vehicles and other equipment of PTMS appropriate to service the customer base. Certain liabilities of PTMS, directly related to the customer base, were also assumed by the Company at closing. The liabilities consisted primarily of prepaid service contracts and warranty reserves. The Company and PTMS are not related and have no other material relationship.

Pursuant to the agreement, the Company purchased the customer base, together with inventory and other equipment of PTMS for an aggregate purchase price of $7,047,472. The liabilities assumed by the Company of $3,653,271 directly reduced the amount of consideration paid to PTMS for the acquired assets. The net purchase price of $3,394,201, was effected by: (a) a cash payment to PTMS of $2,428,843 at the closing; (b) issuance of a note payable by the Company of $1,000,000 due to PTMS one year from closing with interest at eight percent per annum; and (c) a subsequent payment of $34,642 by PTMS to the Company to reflect final adjustments to the purchase price. Company sales during 1993 relating to the PTMS acquisition totalled approximately $2,800,000. The pro forma effects of the acquisition on the results of operations, as though the acquisition had occurred on January 1, 1992, is not determinable.

In the fourth quarter of 1990, the Company's Canadian subsidiary acquired the business of CTG, Inc. a Toronto based telephone interconnect company which operates in various locations throughout Canada. The Company's Canadian subsidiary received cash of $3,361,000 in exchange for liabilities assumed in connection with this acquisition. The consideration to be paid for this acquisition is a royalty based on sales with a minimum consideration of approximately $3,000,000. The minimum amount is to be paid in equal quarterly installments over five years. The minimum royalty was recorded as a liability. Future adjustments to the minimum royalty are recorded as an adjustment to intangibles which amounted to approximately $385,000 for the year ended December 31, 1993 (none in 1992 or 1991).


10.  LONG TERM DEBT, NOTES PAYABLE AND AVAILABLE CREDIT FACILITIES

                                                         December 31,
                                                 --------------------------
                                                     1993            1992
                                                 ----------      ----------
Variable rate term loans                         $  424,000      $  879,000
Mortgage loan                                            --       4,100,000
Notes payable                                     1,000,000              --
                                                 ----------      ----------
  Total debt                                      1,424,000       4,979,000
Less current maturities of long-term debt        (1,424,000)     (4,581,000)
                                                 ----------      ----------
  Total Long-Term Debt and Notes Payable         $       --      $  398,000
                                                 ----------      ----------
                                                 ----------      ----------

At December 31, 1993 and 1992, variable rate term loans primarily represent secured debt of the Company's direct sales operations which was assumed at acquisition or incurred to finance the acquisitions made prior to July 1, 1991. These loans bear interest at rates of 9% per annum at December 31, 1993 and rates ranging from 7.0% to 11% per annum at December 31, 1992. The entire amount of variable rate term loans will mature in the year ending December 31, 1994.

The mortgage loan was secured by land and building, with interest at 9.875%, and was due in its entirety in September 1993. In August 1993, the Company transferred the deed on the building to the mortgage holder without recourse.

In connection with the acquisition of the customer base from PTMS, the Company issued a note payable in the amount of $1,000,000 due on or before September 17, 1994 at an interest rate of 8% per annum.

Upon confirmation of the Company's Plan of Reorganization, HCR Partners made available a $10.0 million revolving line of credit. No funds have been borrowed under this line of credit. Substantially all of the Company's assets are mortgaged as security for borrowing under this agreement. The Company agreed that in connection with the liquidation of HCR Partners, the revolving line of credit agreement could be assigned to and assumed by Marmon Holdings, Inc.

The Company is required to pay a commitment fee of 1/4% per annum on any unused amounts available under this line of credit. The Company may draw down on this line at any time assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and provided that the aggregate principal amount outstanding at any time under this line does not exceed the "Borrowing Base" (which is based on inventory and receivables). The Company was in compliance with or had received a waiver of the covenants as of December 31, 1993 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company is also restricted from declaring or paying dividends under the provisions of the Revolving Credit Agreement without the written consent of the lender. Effective December 31, 1993, the term of the Credit Agreement was extended for an additional three year period ending December 31, 1996 upon substantially the same terms and conditions, except that the maximum credit available was reduced to $7,000,000. The Company will pay a facilities fee of $75,000 in connection with the extension. The Company believes that the terms and conditions of the Credit Agreement as extended are competitive with the terms and conditions available from third parties.

11.  INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax benefits or consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax benefits are recognized to the extent it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In accordance with SOP 90-7, the reversal of temporary differences and utilization of tax benefits attributed to the Predecessor Company will be recognized as a deferred tax asset through the reduction of intangible assets. Alternatively, temporary differences and tax benefits relating to the Successor Company will be recognized through the Statement of Operations as such items are expected to be recovered or settled.

Effective January 1, 1993, the Company prospectively adopted SFAS No. 109 recognizing a deferred tax asset of approximately $38,100,000 with a corresponding valuation allowance of $35,400,000 million. The net amount of $2,700,000 million was allocated as a reduction of goodwill, therefore, there was no cumulative effect on income related to the change in accounting for income taxes.

The components of pretax income (loss) of consolidated companies are as follows:

                             Years Ended December 31,
                             -------------------------   Six Months Ended
                                1993           1992      December 31, 1991
                             ----------     ----------   -----------------
  U.S.                       $2,213,000     $1,464,000       $(64,000)
  Foreign                       789,000        785,000        361,000
                             ----------     ----------       --------
  Pretax income              $3,002,000     $2,249,000       $297,000
                             ----------     ----------       --------
                             ----------     ----------       --------

The components of the income tax provision are as follows:

                             Years Ended December 31,
                             -------------------------   Six Months Ended
                                1993           1992      December 31, 1991
                             ----------     ----------   -----------------

  Current:
      State                  $   34,000     $140,000         $ 75,000
  Deferred:
      Federal                   727,000      625,000               --
      State                      50,000      285,000               --
      Foreign                   427,000      395,000          317,000
      Tax settlements                --     (550,000)              --
                             ----------     --------         --------
                             $1,238,000     $895,000         $392,000
                             ----------     --------         --------
                             ----------     --------         --------

The following table is a reconciliation of the provision for income taxes reported in the Consolidated Statements of Operations to the provision as calculated at the statutory U.S. Federal income tax rate:

                                   Years Ended December 31,
                                   -----------------------   Six Months Ended
                                      1993         1992      December 31, 1991
                                    ----------    --------   -----------------
Tax computed on a consolidated
basis by applying the statutory
U.S. Federal income tax rate (34%)  $1,021,000    $765,000        $101,000
Increase (decrease) resulting from:
 Change in the valuation allowance
 for deferred tax assets allocated
 to income tax expense                (335,000)         --              --
 State and local income taxes,
  net of federal income tax             55,000     280,000          75,000
 Nondeductible goodwill amortization   325,000     465,000         160,000
 Tax settlements                            --    (550,000)             --
 Taxes on foreign income at higher
  rates                                104,000      86,000           56,000
 Other items, net                       68,000    (151,000)              --
                                    ----------    --------         --------
                                    $1,238,000    $895,000         $392,000
                                    ----------    --------         --------
                                    ----------    --------         --------

The significant components of deferred income tax expense for the year ended December 31, 1993 are as follows:

Deferred income tax expense (exclusive of the effects of other
components listed below)                                         $1,539,000
Net adjustment due to change in gross deferred tax asset             14,000
Decrease in valuation allowance for deferred tax assets            (349,000)
                                                                 ----------
                                                                 $1,204,000
                                                                 ----------
                                                                 ----------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1993 are presented below. The Company did not have any deferred tax liabilities at December 31, 1993.

Deferred tax assets:
Accounts receivable and notes receivable                         $ 1,522,000
Inventories, principally due to additional costs inventoried
  for tax purposes pursuant to the Tax Reform Act of 1986          1,123,000
Plant and equipment, principally due to differences in
  depreciation                                                       567,000
Net operating loss carryforward                                   29,095,000
Warranty reserves                                                    281,000
Other accrued expenses                                               567,000
Foreign investment tax credit carryforwards                        1,209,000
Foreign research and development tax credit carryforwards            725,000
Deferred service revenue                                             773,000
Other temporary differences                                        1,285,000
                                                                 -----------
    Total gross deferred tax assets                               37,147,000
Less valuation allowance                                         (35,110,000)
                                                                 -----------
    Net deferred tax assets                                      $ 2,037,000
                                                                 -----------
                                                                 -----------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company, in determining the net deferred tax asset to be recognized at January 1, 1993 and December 31, 1993, analyzed the past earnings history and the future projected pretax book income and taxable income. In order to fully realize the deferred tax asset reflected at December 31, 1993, the Company will need to generate future taxable income of approximately $5,000,000. Management believes it is more likely than not the Company will realize the benefits of deductible differences and other tax attributes, net of existing valuation allowances at December 31, 1993. The portion of the valuation allowance which would be available to reduce goodwill for subsequently recognized tax benefits amounted to approximately $11,361,000 at December 31, 1993.

At December 31, 1993, the Company has total net operating loss carryforwards for federal income tax purposes of approximately $169,000,000; however, the Company's ability to utilize the net operating losses has been materially limited under Internal Revenue Code Section 382 and Section 383. Due to these limitations, the amount of future taxable income which can be offset by federal net operating losses incurred prior to July 1, 1991 is approximately $2,700,000 annually ($41,800,000 in the aggregate). Federal net operating losses incurred after June 30, 1991 approximate $23,000,000 and are available to offset future income without limitation. Federal and state net operating loss carryforwards will expire between 1994 and 2007. The Company will first utilize Predecessor Company NOL's to the extent available and will thereafter utilize the Successor Company NOL's.

The Company also has foreign net operating loss carryforwards of approximately $14,490,000 at December 31, 1993, which expire between 1996 and 1999. Additionally, there are foreign investment income tax credits of approximately $1,209,000 which expire in 1998 through 2000 and foreign research and development tax credits of approximately $725,000 which do not expire.


For the year ended December 31, 1992 and the six months ended December 31, 1991, the deferred tax expense of $1,305,000 and $317,000, respectively, represent taxes that would have been paid to the respective tax authorities in the absence of operating loss carryforwards from prior periods. Since these loss carryforwards are Predecessor Company losses, the Successor Company is unable to realize the benefit for accounting purposes, and, accordingly, intangible assets have been reduced by the amount of taxes not paid.

The Internal Revenue Service ("IRS") completed its examination of the Company's consolidated Federal income tax returns through the taxable year ended December 31, 1986. As a result of such examination, the IRS proposed certain adjustments that would increase the Company's tax liability and consolidated taxable income for certain years. The Company negotiated a settlement of these proposed adjustments which was approved by the Joint Committee of Taxation on January 17, 1991. In addition to the Federal income tax liability arising from the negotiated adjustments to the Company's consolidated taxable income for those years, the adjustments arising from the settlement will result in additional state income tax liabilities. On April 26, 1991, the Company received a formal demand for payment of the Federal income tax liability resulting from the settlement. As a consequence of the Chapter 11 proceedings and applicable law, the Company is entitled to defer payment of the Federal and state tax liabilities over a period of six years, with payment thereof to be made quarterly from October 1, 1991 for the Federal liability and annually for the state liability from July 1, 1992. The outstanding balance accrues interest at the six month U.S. Treasury Bill rate.

12.  OTHER NON-CURRENT LIABILITIES

Included in other non-current liabilities are long-term obligations assumed by the Company's Canadian subsidiary in connection with an acquisition made in 1990 including a minimum royalty payable for that acquisition which totalled $440,000 at December 31, 1993 and $1,009,000 at December 31, 1992 and a reserve for long-term restructuring costs of $441,000 at December 31, 1992 (refer to Note 12 to the Predecessor Company Consolidated Financial Statements).

13.  LEASE AND PURCHASE COMMITMENTS

The Company leases office and warehouse space under noncancellable operating leases expiring at various dates through the year 1999, and leases certain equipment under lease agreements expiring at various dates through 1997. Minimum annual rentals on these lease commitments are as follows:

                                                     Minimum
            Year Ended                                Annual
           December 31,                              Rentals
           ------------                              -------
               1994                                $3,632,000
               1995                                 2,573,000
               1996                                 1,752,000
               1997                                   875,000
               1998                                   382,000
               1999                                    15,000
                                                   ----------
               Total minimum annual rentals        $9,229,000

                                                   ----------
                                                   ----------

Rent expense charged to operations for the years ended December 31, 1993 and 1992 was $4,442,000 and $4,505,000, respectively, and for the six months ended December 31, 1991, was $2,352,000. In the ordinary course of business, leases expire and are replaced or renewed, therefore, the rent expense in future periods is not expected to be less than the amount shown for 1993.

In connection with the PTMS acquisition, the Company has committed to purchase at least $7,500,000 of equipment (net of product discounts) from Northern Telecom in 1994.

14.   EMPLOYEE BENEFIT PLANS

The Company's Profit Sharing and Savings Plan was amended on January 1, 1985 to allow participating employees to authorize payroll deferrals of up to 10 percent of their total compensation and to contribute such amounts to the plan. From June 1, 1992 to December 31, 1993, the Company matched a participant's contribution by making contributions equal to 50% of that portion of a participant's deferred compensation which did not exceed 6% of the compensation payable to such participant. For the six months ended December 31, 1991 and from January 1, 1992 until May 31, 1992, the Company matched a participant's contribution by making contributions equal to 100% of that portion of a participant's deferred compensation which did not exceed 3% of the compensation payable to such participant. Employee and Company contributions are considered tax deferred to the employee under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 1993 and 1992 and the six months ended December 31, 1991, the Company's contributions amounted to $307,000, $370,000 and $207,000, respectively. At December 31, 1993, there were 529 participants in the plan.

15.  OTHER INCOME, NET
                                  Years Ended December 31,
                                  ------------------------    Six Months Ended
                                      1993          1992      December 31, 1991
                                  ----------      ----------  -----------------
Gain on disposition of building   $1,738,000      $       --      $     --
Gain (loss) on sale of property       (5,000)          6,000        46,000
Royalty income                     1,495,000       1,317,000        58,000
Relocation expenses, net          (1,300,000)             --            --
Insurance settlement                 350,000              --            --
Other                               (318,000)       (446,000)      162,000
                                  ----------      ----------      --------
Other income, net                 $1,960,000      $  877,000      $766,000
                                  ----------      ----------      --------
                                  ----------      ----------      --------
Net royalty income is substantially comprised of royalty income from NTK America for its sale of equipment designed by the Company in the amounts of $1,378,000 and $1,298,000 for the years 1993 and 1992, respectively, and $514,000 for the six months ended December 31, 1991. The NTK royalty agreement is in effect through July 1996. In December 1993, the Company recorded income of $350,000 related to settlement of a property insurance claim for the loss of inventory.


16.  DISCONTINUED OPERATIONS

On May 14, 1991, the Company entered into an agreement with Nitsuko America Corporation ("NTK America") to sell specified inventory that it owns to NTK America at a price equal to the Company's carrying value of such inventory. This transaction, which closed on July 1, 1991, resulted in the sale of $9,020,000 of inventory to NTK America. The Company received $500,000 of this amount in June 1991. The remaining amount of $8,520,000 was recorded as a current receivable and was paid to the Company in monthly installments over the last six months of 1991.

Additionally, the Company will license on a nonexclusive basis all of its telephone equipment technology to NTK America for a period of five years, during which, the Company will have an exclusive right to distribute certain equipment manufactured by NTK America's parent, Nitsuko Corporation ("NTK") in Canada, and a nonexclusive right to distribute certain other NTK products in the United States and in Canada. If NTK America sells any of NTK's products in the United States, NTK America will pay the Company a royalty ranging from 3% to 7.5% of the purchase price of all equipment designed by the Company (depending on the distribution channel). In addition, the Company will be provided with the most favorable purchase prices available for NTK America's products during the period of the agreement.

As a result of the foregoing, the Company commenced discontinuation of its distribution operations. Accordingly, the operating results for this segment have been classified as discontinued operations for all the periods presented in the consolidated financial statements.

During the third quarter of 1992, the Company's Canadian subsidiary sold its key telephone system distribution business to Nitsuko America Corporation ("NTK America") for approximately $857,000. The Canadian subsidiary received $762,000 of this amount in cash during 1992. The remaining amount was paid in January 1993. This transaction completes the Company's discontinuation (which was begun
in 1991) of its distribution operations.   As part of the sales agreement with
NTK America, the Canadian subsidiary will be provided with the most favorable purchase prices available for NTK America's products during the period of the agreement which is similar to the U.S. agreement in place with NTK America.

17.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

The Company operates primarily in the telecommunications equipment industry.
The Company primarily sells, installs and services its products through a domestic and Canadian network of sales and service facilities primarily to small to medium sized customers. An analysis of the Company's operations by geographic location is as follows:

  Year Ended                                           United
  December 31, 1993                                    States         Canada        Eliminations    Consolidated
- - -------------------                                  -----------    -----------     -----------     ------------
    Sales to unaffiliated companies                  $77,894,000    $24,734,000     $   (97,000)    $102,531,000

                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------
    Pretax income                                    $ 2,213,000    $   789,000     $       --      $  3,002,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------
    Assets identifiable to geographic areas          $51,236,000    $14,274,000     $(2,244,000)    $ 63,266,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------


  Year Ended                                           United
  December 31, 1992                                    States         Canada        Eliminations    Consolidated
- - -------------------                                  -----------    -----------     -----------     ------------
    Sales to unaffiliated companies                  $75,152,000    $26,130,000     $  (128,000)    $101,154,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------
    Pretax income                                   $  1,458,000    $   785,000     $     6,000     $  2,249,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------
    Assets identifiable to geographic areas          $53,266,000    $14,786,000     $(2,215,000)    $ 65,797,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------

  Six Months Ended                                     United
  December 31, 1991                                    States         Canada        Eliminations    Consolidated
- - -------------------                                  -----------    -----------     -----------     ------------
    Sales to unaffiliated companies                  $37,354,000    $14,915,000     $        --     $52,269,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------
    Pretax income (loss)                             $   (64,000)   $   361,000     $        --     $   297,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------
    Assets identifiable to geographic areas          $59,697,000    $18,521,000     $(1,687,000)    $76,531,000
                                                     -----------    -----------     -----------     ------------
                                                     -----------    -----------     -----------     ------------

Identifiable assets for each geographic area are those assets associated with the operations in each area. Eliminations include amounts for internal sales between geographic areas, profit in inventory and investments in foreign operations.

18. SELECTED QUARTERLY DATA (UNAUDITED)

Set forth below is selected quarterly information for the years ended December 31, 1993 and 1992:

                                                              1993 Quarters
                                     ----------------------------------------------------------------
                                         1st               2nd               3rd              4th
                                     -----------       -----------       -----------      -----------
    Net revenue                      $23,749,000       $24,011,000       $24,933,000      $29,838,000

    Gross margin                      12,323,000        12,386,000        12,409,000       14,696,000
    Income from continuing
     operations                          239,000          259,000            235,000          949,000
    Income from discontinued
     operations                               --               --                 --               --
    Net income                           239,000          259,000            235,000(a)       949,000(b)
    Income per share:
      Continuing operations                $0.06            $0.07        $      0.06      $      0.24
      Discontinued operations                 --               --                 --               --
        Total                              $0.06            $0.07              $0.06      $      0.24

                                                              1992 Quarters
                                     ----------------------------------------------------------------
                                         1st               2nd               3rd              4th
                                     -----------       -----------       -----------      -----------
    Net revenue                      $24,286,000       $24,771,000       $26,673,000      $25,424,000
    Gross margin                      12,906,000        12,862,000        13,797,000       12,413,000
    Income (loss) from continuing
     operations                         (513,000)          288,000         1,037,000          420,000
    Income (loss) from discontinued
     operations                          (19,000)          (39,000)           45,000               --
    Net income (loss)                   (532,000)          249,000         1,082,000          420,000
    Income (loss) per share:
      Continuing operations          $     (0.13)      $      0.07       $      0.26      $      0.11
      Discontinued operations                 --             (0.01)             0.01               --
        Total                        $     (0.13)      $      0.06       $      0.27      $      0.11

(a) Includes approximately $438,000 net gain from the disposition of the building and associated relocation costs in the move of the corporate headquarters to Overland Park, Kansas and approximately $442,000 of unfavorable inventory adjustments and nonrecurring retroactive adjustment made to correct the costing related to certain domestic service contracts.

(b) Includes $350,000 gain on insurance settlement and $240,000 of expenses associated with the attempted privatization of the Company's Canadian subsidiary.

19.  RELATED PARTY TRANSACTIONS

The Company entered into an Administrative and Consulting Agreement dated as of August 1, 1991 with The Marmon Group, Inc., ("Marmon"), an affiliate of one of its principal stockholders, pursuant to which Marmon, will provide certain centralized administrative and consulting services to the Company. In consideration of such services, the Company has agreed to pay to Marmon a monthly amount of $30,000 for the first six months until (January 31, 1992) and $36,000 a month thereafter. Under the agreement, the Company has also agreed to reimburse Marmon for all reasonable expenses it incurs in connection with the provision of services to the Company. Reimbursements are not considered material.

Additionally, in 1992 the Company began depositing its excess cash in a revolving cash account with The Marmon Corporation (refer to Note 4). The Company earns interest on the amounts deposited in this account at rates that are at least comparable to third party rates available for equivalent overnight investments.

                   TIE/communications, Inc. and Subsidiaries

                               SUCCESSOR COMPANY

               SCHEDULE VIII:  VALUATION AND QUALIFYING ACCOUNTS

                                        Additions
                       Balance at       Charged to
                       Beginning        Cost and                  Balance at
Description            of Period        Expenses    Deductions   End of Period
- - -----------            ---------        --------    ----------   -------------
Year Ended
December 31, 1993
- - -----------------
Allowance for
doubtful accounts     $1,913,000        $936,000   $(1,321,000)*   $1,528,000

Year Ended
December 31, 1992
- - -----------------
Allowance for
doubtful accounts     $2,090,000        $690,000   $  (867,000)*   $1,913,000

Six Months Ended
December 31, 1991
- - -----------------
Allowance for
doubtful accounts     $3,231,000        $802,000   $(1,943,000)*   $2,090,000

- - -----------------
* Bad debts written off.

                   TIE/communications, Inc. and Subsidiaries

                               SUCCESSOR COMPANY

            SCHEDULE X:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                      Charged to Costs and Expenses
                                 ---------------------------------------------
                                  Years Ended December 31
                                 -------------------------    Six Months Ended
                                       1993            1992   December 31, 1991
                                       ----            ----   -----------------
Maintenance and repair             $  507,000       $  503,000    $  728,000
Depreciation and amortization       2,235,000        2,544,000     2,630,000
Taxes, other than payroll and
  income tax                                *                *             *

Royalties                                   *                *             *
Advertising costs                           *                *             *

- - -------------------
* Less than 1% of net sales.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TIE/communications, Inc. (PREDECESSOR COMPANY)

We have audited the consolidated financial statements of TIE/communications, Inc. and subsidiaries (Predecessor Company) ("the Company") as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index.
These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TIE/communications, Inc. and subsidiaries (Predecessor Company) for the six month period ending June 30, 1991, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company's First Amended Joint Plan of
Reorganization (the "Plan") was confirmed by the United States
Bankruptcy Court for the District of Delaware on June 19, 1991, effective July 2, 1991 (June 30, 1991 for accounting purposes).
Further, in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to account for the reorganization using Fresh-Start
Reporting. Accordingly, the accompanying financial statements are referred to as those of the "Predecessor Company".

                                      /s/  KPMG Peat Marwick


February 17, 1992,
(except for Note 10
which is as of February 15, 1993)
Stamford, Connecticut


               TIE/communications, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENT OF OPERATIONS
                          PREDECESSOR COMPANY

                                                Six Months
                                                  Ended
                                              June 30, 1991
                                              -------------
Net revenue:
  Equipment sales                              $ 37,943,000
  Services provided                              13,598,000
                                               ------------
                                                 51,541,000
                                               ------------
Cost of sales:
  Equipment sales                                20,871,000
  Services provided                               4,117,000
                                               ------------
                                                 24,988,000
                                               ------------
Gross margin:
  Equipment sales                                17,072,000
  Services provided                               9,481,000
                                               ------------
                                                 26,553,000

Operating expenses                               27,815,000
Provision for restructuring of operations           469,000
                                               ------------
Operating loss                                   (1,731,000)

Interest income                                     492,000
Interest expense                                 (1,214,000)
Other income, net                                   180,000
Reorganization items:
 Professional fees                                5,700,000
 Provision for rejected executory contracts         892,000
 Provision for settlement of disputed claims        750,000
 Provision for settlement of lawsuits             1,500,000
 Effect of Fresh-Start Reporting                 29,002,000
                                               ------------
   Total reorganization items                    37,844,000
                                               ------------
Pretax loss                                     (40,117,000)
Provision for income taxes - current                416,000
                                               ------------
                                                (40,533,000)

Equity in loss of affiliates                        (60,000)
                                               ------------
Loss before minority interest                   (40,593,000)
Minority interest                                   195,000
                                               ------------

                              (continued)
 See accompanying Notes to Consolidated Financial Statements


                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (continued)

                              PREDECESSOR COMPANY

                                                 Six Months
                                                    Ended
                                               June 30, 1991
                                               -------------

Loss from continuing operations                 (40,788,000)
                                               ------------
Discontinued operations:
 Loss from operations                            (1,434,000)
 Estimated loss on disposal                      (3,100,000)
                                               ------------
Loss from discontinued operations                (4,534,000)
                                               ------------
Loss before extraordinary income                (45,322,000)
Extraordinary item - gain on debt
 extinguishment                                  18,896,000
                                               ------------

Net loss                                       $(26,426,000)
                                               ------------
                                               ------------

Income (loss) per common share:
Continuing operations:
 Loss from continuing operations before
  reorganization items                         $      (2.92)
 Reorganization items                                (37.53)
                                               ------------
Total from continuing operations                     (40.45)
Discontinued operations                               (4.50)
Extraordinary item                                    18.74
                                               ------------
       Total                                   $     (26.21)
                                               ------------
                                               ------------

Average shares outstanding                        1,008,390


All references in the accompanying financial statements to the number of common shares, per share amounts, and allocation between par value and paid-in capital have been restated to reflect the 1 for 35 reverse stock split, the change in par value and the adoption of Fresh-Start Reporting, which were treated as being effective on June 30, 1991.

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                              PREDECESSOR COMPANY
                                                            Six Months
                                                               Ended
                                                           June 30, 1991
                                                           -------------
Cash flows from operating activities:
  Net loss                                                 $(26,426,000)
  Adjustments to reconcile net income
    to cash flows from operating activities:
    Depreciation and amortization                             3,048,000
    Effect of Fresh-Start Reporting                          29,002,000
    Forgiveness of debt, net of stock issued                (18,896,000)
    Provision for reorganization costs                        5,936,000
    Estimated loss on disposal of discontinued operations     3,100,000
    Provision for restructuring of operations                   469,000
    Deferred service revenue and income taxes                  (150,000)
    Equity in unremitted losses of affiliates                   (60,000)
    Minority interest in net income
      of consolidated subsidiaries                              157,000
    Provision for Restricted Stock Plan                          15,000
    Changes in working capital, net of
      acquisitions and divestitures:
        Accounts receivable                                   1,732,000
        Inventories                                           1,413,000
        Miscellaneous current assets                           (574,000)
        Accounts payable                                      3,205,000
        Other current liabilities                            (3,961,000)
        Taxes payable                                          (978,000)
                                                           ------------
          Cash flows used for operating activities           (2,968,000)
                                                           ------------
Cash flows from investment activities:(1)
  Capital expenditures, net of disposals                       (681,000)
  Cash proceeds from sale of assets                             500,000
  Increase in investment in and advances to affiliates          (20,000)
  Other                                                        (718,000)
                                                           ------------
          Cash flows used for investment activities            (919,000)
                                                           ------------

                                  (Continued)

See accompanying Notes to Consolidated Financial Statements.


                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                              PREDECESSOR COMPANY

                                                             Six Months
                                                               Ended
                                                           June 30, 1991
                                                           -------------
Cash flows from financing activities:(1)
  Long-term and short-term repayments                      $(1,679,000)
  Increase in long-term notes receivable                       (79,000)
  Exercise of stock options                                     61,000
  Other                                                        348,000
                                                           -----------
    Cash flows used for financing activities                (1,349,000)
                                                           -----------

Impact of changes in foreign currency translation               44,000
                                                           -----------
Decrease in cash and cash equivalents                       (5,192,000)
Cash and cash equivalents at beginning of period            19,842,000
                                                           -----------
Cash and cash equivalents at end of period                 $14,650,000
                                                           -----------
- - ----------------------------------
Cash flow information:
 Interest paid                                             $   298,000
                                                           -----------
                                                           -----------
 Income taxes paid (excluding payment
  of long-term tax liability)                              $   955,000
                                                           -----------
                                                           -----------
(1) Non-cash financing and investment
    activities:
     Issuance of Common Stock in exchange for debt         $18,498,000
                                                           -----------
                                                           -----------
     Inventory sold in exchange for note receivable        $ 8,520,000
                                                           -----------
                                                           -----------

See accompanying Notes to Consolidated Financial Statements.


                                 TIE/communications, Inc. and Subsidiaries
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            PREDECESSOR COMPANY
                                       Six months ended June 30, 1991


                                    Common Stock
                              --------------------------      Additional
                                                               Paid-in
                              Shares Issued      Amount        Capital              Deficit
                              -------------    ---------     ------------        -------------
Balance January 1, 1991          992,363       $  99,000     $173,585,000        $(143,188,000)
Shares of Common Stock
   issued pursuant to
   Restricted Stock Awards         1,885              --           29,000                   --
Exercise of Common
    Stock Options                  6,942           1,000           61,000                   --
Shares of Common Stock
   forfeited pursuant to
   Restricted Stock Awards        (1,771)             --         (162,000)                  --
Shares of Common Stock
   cancelled pursuant to
   Restricted Stock Awards        (1,314)             --         (120,000)                  --
Shares of Common Stock
   issued to purchase minority
   interest of subsidiary            147              --               --                   --
Other items affecting
   Common Stockholders' Equity    (1,154)             --          (86,000)                  --
Net loss for the six months
   ended June 30, 1991                --              --               --          (26,426,000)
Issuance of Common Stock
   to HCR Partners in
   exchange for debt           2,991,294         299,000       15,524,000                   --
Effect of adoption of
   Fresh-Start Reporting              --              --     (169,614,000)         169,614,000
                               ---------        --------     -----------          ------------
Balance June 30, 1991          3,988,392        $399,000     $ 19,217,000         $         --
                               ---------        --------     -----------          ------------
                               ---------        --------     -----------          ------------

                                                          Unused
                                   Treasury Stock        Portion of       Cumulative
                                 ------------------      Restricted       Translation
                                 Shares     Amount       Stock Awards     Adjustment       Total
                                 ------     --------     ------------     ----------     -----------
Balance January 1, 1991          (1,154)    $(86,000)    $(35,000)        $1,417,000     $31,792,000
Shares of Common Stock
   issued pursuant to
   Restricted Stock Awards           --           --      (29,000)               --               --
Exercise of Common
    Stock Options                    --           --                                          62,000
Shares of Common Stock
   forfeited pursuant to
   Restricted Stock Awards           --           --      (72,000)               --         (234,000)
Shares of Common Stock
   cancelled pursuant to

   Restricted Stock Awards           --           --      120,000                --               --
Shares of Common Stock
   issued to purchase minority
   interest of subsidiary            --           --           --                --               --
Other items affecting
   Common Stockholders' Equity    1,154       86,000       16,000            63,000           79,000
Net loss for the six months
   ended June 30, 1991               --           --           --                --      (26,426,000)
Issuance of Common Stock
   to HCR Partners in
   exchange for debt                 --           --           --                --       15,823,000
Effect of adoption of
   Fresh-Start Reporting             --           --           --                --               --
                                 ------     --------     --------        ----------      -----------
Balance June 30, 1991                --      $    --      $    --        $1,480,000      $21,096,000
                                 ------     --------     --------        -----------     -----------
                                 ------     --------     --------        -----------     -----------

All references in the accompanying financial statements to the number of common shares, per share amounts, and allocation between par value and paid-in capital have been restated to reflect the 1 for 35 reverse stock split, the change in par value, and the adoption of Fresh-Start Reporting which were treated as being effective on June 30, 1991.

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                              PREDECESSOR COMPANY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

On June 19, 1991, the Company's First Amended Joint Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware. The confirmed Plan provided for the Company to issue Common Stock to HCR Partners in exchange for the principal portion of its secured debt to HCR Partners ($31,594,000). Accrued interest on HCR Partners secured debt ($3,124,000) and warrants to purchase 1,000,000 shares of the Company's Common Stock held by HCR Partners were extinguished. As a result of this transaction, HCR Partners became the owner of 75% of the Common Stock of the Company (refer to Note 2 for further details). The effective date of the Plan was July 2, 1991. However, for purposes of financial statement reporting, the Plan was treated as being effective on June 30, 1991. Further, in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company was required to account for the reorganization using Fresh-Start Reporting (refer to Note 3 for further details). Accordingly, the accompanying financial statements are referred to as those of the "Predecessor Company".


Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions with consolidated subsidiaries are eliminated. Investments in affiliated companies that are 20% to 50% owned are accounted for under the equity method.

Net Revenue: Revenue from equipment sales and service work to end users is recognized at the time of its completion. Deferred service revenue is recorded in equal increments over the term of the contract. Other equipment sales are recognized when title passes to the customer.

Statement of Cash Flows: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market, using the first-in, first-out method.

Property: Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets. At the time fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in the determination of income. Maintenance and repair costs are expensed as incurred.

Intangible assets: Consideration paid in excess of the fair value of net assets acquired is being amortized on a straight-line basis over periods ranging from 7 to 40 years.

Research and development costs: New product development, product improvement and research costs are expensed as incurred. Such costs amounted to $1,146,000 for the six months ended June 30, 1991.

Income taxes: Deferred income taxes are provided for timing differences in the recognition of certain revenues and expenses for financial statement and tax reporting purposes. Timing differences principally relate to depreciation, warranty costs, and restructuring provisions.

Translation of foreign currencies: Balance sheets and income statements of all foreign subsidiaries are translated into U.S. dollars at current exchange rates on a monthly basis with any resulting adjustment being charged or credited to the stockholders' equity section of the balance sheet. Foreign currency transaction gains and losses are reflected in income as incurred.

Loss per common share: Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. For the period presented, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of loss per share.

All references in the accompanying financial statements to the number of common shares, per share amounts, and allocation between par value and paid-in-capital have been restated to reflect the 1 for 35 reverse stock split and the change in the par value and the effect of Fresh-Start Reporting (refer to Notes 2 and 3) which were treated as being effective on June 30, 1991.

2.  PLAN OF REORGANIZATION

On June 19, 1991, the Company and 25 of its domestic subsidiaries emerged from Chapter 11 protection of the United States Bankruptcy Code ("Chapter 11") as the United States Bankruptcy Court for the District of Delaware confirmed the Plan. The confirmed Plan provided for the following:

The principal amount of the Company's secured debt due HCR Partners, $31,594,000, was exchanged for 75% of the Company's Common Stock. Accrued interest on HCR Partners debt, $3,124,000, and warrants to purchase 1,000,000 shares of the Company's Common Stock held by HCR Partners were extinguished. The Company recorded a gain on this transaction as more fully explained in Note
11. All bona fide prepetition liabilities, other than to HCR Partners, were paid in full.

The Company's obligation at June 30, 1991 to certain taxing authorities has been deferred for payment over a period not to exceed six years.

Pursuant to a reverse stock split effected in connection with the Plan, the stockholders of the Company received one share of Common Stock (the "New Common Stock") in exchange for every 35 shares of Common Stock (the "Old Common Stock") they owned prior to confirmation of the Plan. The New Common Stock has a par value of $.10 per share as compared to $.05 per share for the Old Common Stock. As a consequence of the foregoing, the holders of Old Common Stock hold in total approximately 25% of the outstanding shares of New Common Stock. All unexercised options to purchase Old Common Stock and Restricted Stock Awards for Old Common Stock were cancelled.

The estimated reorganization related costs total $8,842,000 and were provided for in the second quarter of 1991. This amount includes professional fees related to the bankruptcy and provisions for amounts expected to be paid to settle various reorganization related claims.

3.  FRESH-START REPORTING

In accordance with Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", since the Company's stockholders of existing Common Stock prior to the confirmation of the Plan received less than 50% of Common Stock after confirmation of the Plan, the Company accounted for the reorganization using Fresh-Start Reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization.

Based upon an independent analysis of the Company performed in conjunction with the confirmation hearing on the Plan, a business value of $46,000,000 was established. The factors considered in determining the business value included cash flow projections, historical and current operations, future prospects and comparisons of the financial performance of the Company to other comparable companies. Based on that analysis, management calculated the portion of the reorganization value of the Company representing the estimated value of the net assets of the Company immediately after the reorganization at $21,096,000, after the adjustments to write down fixed assets, receivables and inventory to the best estimate of their respective fair market values at June 30, 1991 and to adjust liabilities to reflect their present value. Intangible assets were written down to reflect the reorganization value in excess of amounts allocable to identifiable assets. The total effect on the Statement of Operations from applying Fresh-Start Reporting was $29,002,000.

The following summarizes the effect of Fresh-Start Reporting on the June 30, 1991 balance sheet of Predecessor Company:

                                              June 30, 1991
                            -------------------------------------------
                                             Effects of
                              Predecessor    Fresh-Start     Successor
                                Company       Reporting       Company
                            ------------   ------------     -----------
Current assets              $ 58,942,000   $   (418,000)    $58,524,000
Property, net                  7,570,000     (1,750,000)      5,820,000
Investments in affiliates      1,404,000       (300,000)      1,104,000
Intangible assets, net        47,936,000    (25,379,000)     22,557,000
Long-term notes                3,364,000             --       3,364,000
                            ------------   ------------     -----------
  Total assets              $119,216,000   $(27,847,000)    $91,369,000
                            ------------   ------------     -----------
                            ------------   ------------     -----------


                                              June 30, 1991
                            -------------------------------------------
                              Effects of
                             Predecessor    Fresh-Start      Successor
                               Company       Reporting        Company
                            ------------   ------------     -----------
Current liabilities         $ 46,782,000   $  1,155,000     $47,937,000
Deferred income                  412,000             --         412,000
Deferred income tax               24,000             --          24,000
Long-term debt                 4,998,000             --       4,998,000
Long-term tax liability       10,321,000             --      10,321,000
Minority interest              2,488,000             --       2,488,000
Other non-current liabilities  4,093,000             --       4,093,000
                            ------------   ------------     -----------
  Total liabilities           69,118,000      1,155,000      70,273,000

Stockholders' equity          50,098,000    (29,002,000)     21,096,000
                            ------------   ------------     -----------
Total liabilities and
  Stockholders' equity      $119,216,000   $(27,847,000)    $91,369,000
                            ------------   ------------     -----------
                            ------------   ------------     -----------

4.  INCOME TAXES

The components of pretax loss of consolidated companies are as follows:


                                                Six Months Ended
                                                  June 30, 1991
                                                ----------------
            U.S.                                 $(40,733,000)
            Foreign                                   616,000
                                                 $(40,117,000)

The components of the income tax provision are as follows:
                                                Six Months Ended
                                                  June 30, 1991
                                                ----------------
    Current:
       Federal                                   $     273,000
       State                                           143,000
                                                       416,000
       Deferred Federal                                     --
                                                 -------------
       Total taxes on income                     $     416,000
                                                 -------------
                                                 -------------

The following table is a reconciliation of the provision for income taxes reported in the Consolidated Statement of Operations to the provision as calculated at the statutory U.S. Federal income tax rate:

                                                          Six Months Ended
                                                            June 30, 1991
                                                           ---------------
Tax benefit computed on a consolidated basis by applying
  the statutory U.S. Federal income tax rate (34%)          $(13,675,000)
Increase resulting from:
  State and local taxes                                          143,000
Non-deductible items:                                         10,939,000
  Net operating losses for which no carryback benefit
    can be recognized                                          3,009,000
                                                            ------------
                                                            $    416,000
                                                            ------------
                                                            ------------

5.  RENTS

The Company leases office, manufacturing and warehouse space under noncancellable operating leases. Rent expense charged to operations for the six months ended June 30, 1991 was $2,663,000.

6.  STOCK OPTIONS AND STOCK PURCHASE PLANS

The Company had several incentive stock plans for key employees which provided that options may be granted at amounts not less than the fair market value at the date of grant. The stock option plans, which were approved by the stockholders, included the 1981, 1982, 1983 and 1986 plans which provided in the aggregate for the issuance of a maximum of 112,142 shares. The provisions of all of the plans were essentially the same, with the exception that the 1986 plan provided for the grant of stock appreciation rights with the grant of options, the grant of restricted stock awards and the grant of options to eligible non-management directors. These plans were cancelled in connection with the Plan of Reorganization.

Set forth below is a summary of information concerning options under the Company's plans prior to cancellation:

                                           Number of
                                            Shares     Exercise Price Per Share
                                          ----------   ------------------------
Options outstanding at January 1, 1991      60,523      $8.75  -  $1,448.30
Options exercised                           (6,942)     $8.75
Options granted                                 --         --
Options cancelled                          (53,581)     $8.75  -  $1,448.30
                                           -------
Options outstanding at June 30, 1991            --
                                           -------
Refer to Note 7 for grants of restricted stock awards.

7.  INCENTIVE COMPENSATION PROGRAM

Under the 1986 stock plan restricted stock awards totaling 3,314 shares of the Company's Common Stock were outstanding as of December 31, 1990 as part of long-term performance unit awards granted under the Incentive Compensation Program. Restricted stock award shares were granted to key employees without payment to the Company. Recipients had all the rights of shareholders except that the shares were held in the Company's custody and could not be disposed of until the restrictions and conditions established upon issuance were satisfied. If such restrictions and conditions were not satisfied, the respective shares were forfeited.

On the date of grant, the market value of the restricted stock award shares was added to Common Stock and paid-in-capital and an equal amount was deducted from common stockholders' equity in the unearned portion of restricted stock awards. This unearned portion was being amortized to compensation expense over the vesting period for the awards. The charges to compensation expense for the earned portion of both the cash and restricted stock awards for the six months ended June 30, 1991 were $16,000.

All restricted stock awards were cancelled in connection with the Plan of Reorganization and, accordingly, no payments were made in connection with the Restricted Stock Awards in 1992.

8.   BENEFIT PLANS

The Company's Profit Sharing and Savings Plan was amended on January 1, 1985 to allow participating employees to authorize payroll deferrals of up to 10 percent of their total compensation and to contribute such amounts to the plan. For the first six months of 1991, the Company matched a participant's contribution by making contributions equal to 100% of that portion of a participant's deferred compensation which did not exceed 3% of the compensation payable to such participant. Employee and Company contributions are considered tax deferred to the employee under Section 401(k) of the Internal Revenue Code. During the six months ended June 30, 1991, the Company's contributions amounted to $259,000. At June 30, 1991, there were 590 participants in the plan.

9.   RESTRUCTURING OF OPERATIONS

In the second quarter of 1991, the Company provided $469,000 for restructuring charges as part of a Company-wide cost reduction program. The restructuring charges were made to provide for employee terminations, facility consolidation costs and the write-down of assets to net realizable value.

10.  DISCONTINUED OPERATIONS

On May 14, 1991, the Company entered into an agreement with Nitsuko America Corporation ("NTK America") to sell specified inventory that it owns to NTK America at a price equal to the Company's carrying value of such inventory.
This transaction, which closed on July 1, 1991, resulted in the sale of $9,020,000 of inventory to NTK America. The Company received $500,000 of this amount in June 1991. The remaining amount of $8,520,000 was recorded as a current receivable as of June 30, 1991 and was being paid to the Company monthly over the last six months of the year beginning with July 1991.

Additionally, the Company will license on a nonexclusive basis all of its telephone equipment technology to NTK America for a period of five years, during which, the Company will have an exclusive right to distribute certain equipment manufactured by NTK America's parent, Nitsuko Corporation ("NTK") in Canada, and a nonexclusive right to distribute certain other NTK products in the United States and in Canada, as more fully described in Note 16 to the Successor Company Consolidated Financial Statements.

As a result of the foregoing, the Company commenced discontinuation of its distribution operations. Accordingly, the operating results for this segment have been classified as discontinued operations for the six months ended June 30, 1991. Additionally, in connection with the Company's decision to exit this segment of the business, a provision of $3,100,000 was set up on the second quarter of 1991 to reflect the writedown of assets related to this segment to net realizable value and to provide for certain phaseout costs.

During the third quarter of 1992, the Company's Canadian subsidiary sold its key system distribution business to Nitsuko America Corporation ("NTK America") which completed the Company's discontinuation of its distribution operations. The Company has reported the results of this transaction in discontinued operations and all prior year financial statements have been restated accordingly.

11.  EXTRAORDINARY ITEM
As a result of the Plan of Reorganization, the principal amount of the Company's secured debt due HCR Partners ($31,594,000) was exchanged for 75% ownership in the Company. Accrued interest on HCR Partners secured debt ($3,124,000) and warrants to purchase 1,000,000 shares of the Company's Common Stock held by HCR Partners were extinguished. Since Management estimated the net assets of the Company at $21,096,000 (refer to Note 3), the exchange and cancellation transactions relative to HCR Partners resulted in an extraordinary gain to the Company of $18,896,000. The gain was determined to be nontaxable for Federal tax purposes and therefore no tax expense has been provided.

12.  ACQUISITIONS AND DIVESTITURES

In the fourth quarter of 1990, the Company's Canadian subsidiary acquired the business of CTG, Inc. a Toronto based telephone interconnect company which operates in various locations throughout Canada. The Company's Canadian subsidiary received cash of $3,361,000 in exchange for liabilities assumed in connection with this acquisition. The consideration to be paid for this acquisition is a royalty based on sales with a minimum consideration of approximately $3,000,000. The minimum amount is to be paid in equal quarterly installments over five years. The minimum royalty has been recorded as a liability. Any future adjustments to this amount will be recorded and paid as incurred. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the business have been included in the consolidated financial statements from the acquisition date. The cost of this acquisition exceeded the fair market value of net tangible assets by $4,512,000 and is being amortized over a ten-year period.

13.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

The Company primarily sells, installs and services its products through a domestic and Canadian network of sales and service facilities to primarily small to medium sized customers. An analysis of the Company's operations by geographic location is as follows:

                              United
                              States       Canada   Eliminations   Consolidated
                          -------------  ---------- ------------   ------------
Six Months Ended
June 30, 1991
- - -------------
Sales to unaffiliated
 companies                $  36,351,000  $15,190,000  $   --      $ 51,541,000
                          -------------  -----------  ------      ------------
Pretax-tax income (loss)  $( 40,738,000) $   616,000  $5,000      $(40,117,000)
                          -------------  -----------  ------      ------------
                          -------------  -----------  ------      ------------


                   TIE/communications, Inc. and Subsidiaries

                              PREDECESSOR COMPANY

               SCHEDULE VIII:  VALUATION AND QUALIFYING ACCOUNTS

                                       Additions
                         Balance at    Charged to                Balance at
                         Beginning      Cost and                   End of
Description              of Period      Expenses    Deductions     Period
- - -----------              ---------      --------    ----------     ------

Six Months Ended
June 30, 1991

- - -------------

Allowance for
doubtful accounts        $3,287,000    $867,000     $923,000*    $3,231,000

* Bad debts written off.


         TIE/communications, Inc. and Subsidiaries

                                                    (Amounts in $000's)

                                                    PREDECESSOR COMPANY

                                            SCHEDULE IX:  SHORT-TERM BORROWINGS

                                               Weighted      Maximum          Average              Weighted
                                  Balance      Average        Amount           Amount              Average
    Category of                   at End of    Interest     Outstanding     Outstanding         Interest Rate
    Borrowing (1)                 Period         Rate      During Period   During Period(2)    During Period(3)
- - ----------------                  ------       --------    -------------   ---------------     ---------------

    Six Months Ended
    June 30, 1991
    -------------

  Banks                            $12         8.3%           $20               $16                12.5%
  Other financial institutions      10           0%            10                10                   0%
                                   ---                        ---               ---
  All categories                   $22         4.5%           $30               $26                 7.7%
                                   ---                        ---               ---
                                   ---                        ---               ---

(1) At June 30, 1991, all the short-term borrowings outstanding were incurred by domestic subsidiaries.

(2) The average borrowings were determined based on the amounts outstanding at the end of each month.

(3) The weighted average interest rate during the period was calculated by dividing the actual interest expense in each period by the average amount outstanding during the period.


                   TIE/communications, Inc. and Subsidiaries

                              PREDECESSOR COMPANY

            SCHEDULE X:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                              Charged to Costs and Expenses

                                              -----------------------------
                                                    Six Months Ended
                                                      June 30, 1991
                                                    ----------------

    Maintenance and repair                          $  704,000
    Depreciation and amortization                    3,048,000
    Taxes, other than payroll and income tax                 *
    Royalties                                                *
    Advertising costs                                        *

    ------------------

* Less than 1% of net sales.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information as to directors required by this item is incorporated by reference to information under the caption "Election of Directors" in the Proxy Statement. The information as to executive officers is included in Part 1 of this report, "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to information under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to information under the caption "Executive Compensation" in the Proxy Statement.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements and Schedules:  See Item 8.


     2.   Exhibits:  See Exhibit Index on Page 65.

(b) Reports on Form 8-K: On or about November 29, 1993, the Registrant filed a report on Form 8-K/A amending its Form 8-K for September 17, 1993.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TIE/communications, Inc.

                                       By: /s/ George N. Benjamin, III
                                           ----------------------------------
March 18, 1994                             George N. Benjamin, III, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    Position or Office          Date
                                    ------------------          ----
/s/ George N. Benjamin, III    President, CEO and Director   March 18, 1994
- - ---------------------------
George N. Benjamin, III

/s/ Eric V. Carter             Director                      March 18, 1994
- - ---------------------------
Eric V. Carter

/s/ Robert C. Gluth            Director                      March  18 1994
- - ---------------------------
Robert C. Gluth

/s/ Thomas L. Kelly, Jr.       Director                      March 18, 1994
- - ---------------------------
Thomas L. Kelly, Jr.

/s/ Robert E. LaBlanc          Director                      March 18, 1994
- - ---------------------------
Robert E. LaBlanc

/s/ Robert A. Pritzker         Director                      March 18, 1994
- - ---------------------------
Robert A. Pritzker

/s/ Lewis Collens              Director                      March 18, 1994
- - ---------------------------
Lewis Collens

/s/ Robert W. Webb             Director                      March 18, 1994

- - ---------------------------
Robert W. Webb

/s/ Jane E. Closterman         Corporate Controller          March 18, 1994
- - ---------------------------
Jane E. Closterman


                             EXHIBIT INDEX

2        -- Joint Plan of Reorganization of the Debtors, filed with the
            United States Bankruptcy Court for the District of Delaware on April 8, 1992. (8)

3        -- Restated Certificate of Incorporation(1) and By-Laws.  (2)

3.1      -- Amendment to the Restated Certificate of Incorporation.  (4)

3.2      -- Amendment, dated June 10, 1987, to the Restated Certificate of
            Incorporation.  (5)

3.3      -- Certificate of Correction, dated September 1, 1987, to the Restated
            Certificate of Incorporation.  (5)

10.4     -- Stock Purchase Agreement dated as of March 24, 1990, by and between
            TIE and Chinteik ("Chinteik Agreement").  (6)

10.5     -- License Agreement, exhibit to Chinteik Agreement.  (6)

10.6     -- Form of Separation Agreement executed between TIE and Randolph K.
            Piechocki.  (6)

10.7     -- "Standstill" Letter Agreement, dated April 10, 1990, by and between
            HCR Partners and TIE.  (6)

10.9     -- Exchange Agreement, dated April 7, 1991, by and between HCR
            Partners and TIE. (7)

10.10    -- Amendment, dated April 8, 1991, to Separation Agreement, dated
            December 11, 1985, between TIE and Eric V. Carter.  (8)

10.11    -- Severance Agreement, dated April 9, 1991, between TIE and Thomas L.
            Kelly, Jr.  (8)

10.12    -- Separation Agreement and General Release, dated February 13, 1992, between TIE and Barry D. Schumaker.  (11)

10.13    -- Separation Agreement and General Release, dated March 6, 1992, between TIE and Roger L. Crossland.  (11)

10.14    -- Administrative and Consulting Service Agreements, dated August 1,
            1991, between The Marmon Group, Inc. and TIE.  (11)

10.15    -- Business Agreement, dated May 22, 1991, by and between TIE,

            Nitsuko America Corporation and Century Electronics and Systems Co., Ltd. (11)

10.16    -- Inventory and Equipment Transfer Agreement between TIE and Nitsuko
            America Corporation, dated May 14, 1991.  (11)

10.17    -- License and Royalty Agreement between TIE and Nitsuko America
            Corporation, dated July 1991.  (11)

10.18    -- Consignment Agreement between TIE and Nitsuko America Corporation, dated July 1991.  (11)

10.19    -- Distribution Agreement between TIE and Nitsuko America Corporation dated July 1991. (11)

10.20    -- Revolving Credit Agreement, dated June 18, 1991, by and among TIE and certain of its subsidiaries and HCR Partners.  (9)

10.21    -- Registration Rights Agreement, dated June 18, 1991, by and between
            HCR Partners and TIE.  (9)

10.22    -- Voting Agreement, dated June 18, 1991, between TIE and HCR
            Partners.  (9)

10.23    -- Amendment to and Assignment of Revolving Credit Agreement,
            entered into as of July 1, 1991, by and among TIE and certain of its subsidiaries, HCR Partners and Marmon Holdings, Inc. (10)

10.24    -- Distribution Agreement between TIE/communications Canada, Inc. and
            Nitsuko America Corporation dated August 31, 1992.  (12)

10.25    -- Inventory and Equipment Transfer Agreement, dated July 24, 1992, by and between Nitsuko America Corporation and TIE/communications Canada, Inc. (12)

10.26    -- Employment Agreement between Eric V. Carter and TIE, dated January
            14, 1992. (12)

10.27    -- Letter Agreement between George N. Benjamin, III and TIE, dated
            April 29, 1992. (12)

10.28    -- Revolving Funds Agreement between TIE and The Marmon Corporation, dated January 1, 1992.  (12)

10.29    -- Asset Purchase and Sale Agreement by and between PacTel Meridian
            Systems and TIE/communications, Inc., dated September 17,
            1993.  (13)

10.30    -- Agreement between Mark Amatrudo and TIE, dated November 1, 1993. *

10.31    -- Agreement and Release between Mark Amatrudo and TIE, dated
            November 19, 1993. *

10.32    -- Agreement between Anthony T. Guiterman and TIE, dated December 8,

            1993. *

10.33    -- Agreement and Release between Anthony T. Guiterman and TIE dated
            December 9, 1993.  *

10.34    -- Agreement between Anthony T. Guiterman and TIE, dated November 9,
            1993. *

10.35    -- Agreement and Release between Brian J. Kelley and TIE, dated
            February 10, 1994. *

10.36    -- Agreement and Release between Russell J. Melita and TIE, dated
            December 28, 1993. *

10.37    -- Second Amendment dated March 1, 1992, to the Revolving Credit
            Agreement, dated June 18, 1991 among TIE and certain of its subsidiaries and Marmon Holdings, Inc. *

10.38    -- Amendment dated March 31, 1993 to the Revolving Credit Agreement, dated June 18, 1991, by and between TIE and various of its subsidiaries and Marmon Holdings, Inc. *

10.39    -- Fourth Amendment dated December 31, 1993 to the Revolving Credit
            Agreement, dated June 18, 1991, by and between TIE and various of its subsidiaries and Marmon Holdings, Inc. *

11       -- Schedule Re:  Computation of Per Share Earnings. *

21       -- List of Subsidiaries. *

- - ----------------------------
*  Filed herewith

                      COPIES OF EXHIBITS WILL BE
                 PROVIDED TO SHAREHOLDERS UPON REQUEST


(1) Filed as an exhibit to TIE's Registration Statement on Form S-1, No. 2-72010, which was declared effective by the Commission on May 14, 1981, and incorporated herein by reference.

(2) Filed as an exhibit to TIE's Registration Statement on Form S-1, No. 2-69860, which was declared effective by the Commission on December 4, 1980, and incorporated herein by reference.

(3) Filed as an exhibit to TIE's Registration Statement on Form S-1, No. 2-75271, which was declared effective by the Commission on December 18, 1981, and incorporated herein by reference.

(4) Filed as an exhibit to TIE's Annual Report on Form 10-K, dated March 29, 1984, and incorporated herein by reference.

(5) Filed as an exhibit to TIE's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

(6) Filed as an exhibit to TIE's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

(7) Filed as an exhibit to TIE's Report on Form 8-K, dated April 8, 1991, reporting the filing by the Debtors for reorganization relief under Chapter 11 of the United States Bankruptcy Code, and incorporated herein by reference.

(8) Filed as an exhibit to TIE's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

(9) Filed as an exhibit to TIE's Report on Form 8-K, dated July 1, 1991, and incorporated herein by reference.

(10) Filed as an exhibit to TIE's Current Report on Form 8-K, dated August 26, 1991, and incorporated herein by reference.

(11) Filed as an exhibit to TIE's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

(12) Filed as an exhibit to TIE's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

(13) Filed as an exhibit to TIE's report on Form 8-K, dated September 30, 1993, and incorporated herein by reference.