Form 10-Q
period 1994-03-31
TIE COMMUNICATIONS INC
filed 1994-05-16
CIK 313309

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

               OR

- - ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                      .

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

                    Yes     X      No  ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes     X      No  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                  Class                    Shares Outstanding



March 31, 1994          Common Stock, par                 3,981,338
                        value $.10 per share


TIE/communications, Inc. and Subsidiaries


    INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1994 and
               December 31, 1993                                           3 - 4

          Consolidated Statements of Operations -
               Three Months Ended March 31, 1994 and 1993                      5

          Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1994 and 1993                  6 - 7


          Notes to Consolidated Financial Statements                           8

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                            9 - 11

PART II.  OTHER INFORMATION                                                   11

          Part I.   FINANCIAL INFORMATION

The condensed financial statements included herein have been provided by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

The condensed interim financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position and consolidated results of operations of the Registrant and its subsidiaries (hereinafter sometimes collectively referred to as the "Company") for the periods presented. The December 31, 1993 financial statements are derived from the audited financial statements presented in the Registrant's Annual Report on Form 10-K.



ITEM 1.  FINANCIAL STATEMENTS

             TIE/communications, Inc. and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                                March 31,      December 31,
                                                  1994            1993
                                               -----------    -------------
                                               (Unaudited)
Current assets:
 Cash and cash equivalents                     $ 4,494,000      $ 8,133,000
 Notes and accounts receivable, net
  of allowance for doubtful accounts:
   March 31, 1994 - $1,553,000
   December 31, 1993 - $1,528,000               13,402,000       12,941,000
 Inventories                                    15,665,000       14,223,000
 Restricted cash equivalents                       290,000          290,000
 Current portion of long-term notes
  receivable                                       275,000          276,000
 Current deferred tax assets, net                  232,000          232,000
 Prepaid expenses                                1,218,000        1,053,000
 Miscellaneous                                   2,198,000        2,154,000
                                               -----------     ------------

   Total current assets                         37,774,000       39,302,000

Property, net                                    1,921,000        1,874,000
Intangible assets, net                          19,241,000       19,655,000
Long-term deferred tax assets, net               1,465,000        1,805,000
Long-term notes receivable                         410,000          473,000
Other assets                                       157,000          157,000
                                               -----------     ------------

   Total assets                                $60,968,000      $63,266,000
                                               -----------     ------------
                                               -----------     ------------


See accompanying Notes to Consolidated Financial Statements.


             TIE/communications, Inc. and Subsidiaries
                    CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31,      December 31,
                                                  1994            1993
                                               -----------    -------------
                                               (Unaudited)
Current liabilities:


 Notes payable and current
  maturities of long-term debt                 $ 1,000,000     $ 1,424,000
 Accounts payable                                5,215,000       7,796,000
 Accrued expenses                               11,618,000      10,626,000
 Restructuring reserves                            637,000         777,000
 Deferred service revenue                       10,227,000      10,207,000
 Income taxes payable                            2,368,000       2,353,000
                                               -----------     -----------
   Total current liabilities                    31,065,000      33,183,000

Other non-current liabilities                      575,000         739,000
Long-term tax liability                          4,370,000       4,370,000
Minority interest                                1,675,000       1,735,000
                                               -----------     -----------

   Total liabilities                            37,685,000      40,027,000
                                               -----------     -----------

Stockholders' equity:
 Common stock, par value $0.10                     399,000         399,000
  Authorized - 10,000,000 shares
  Issued - 3,988,392 shares
  Outstanding - 3,981,338 shares
 Additional paid-in capital                     19,217,000      19,217,000
 Retained earnings                               3,021,000       2,725,000
 Common stock in treasury, at cost                 (60,000)        (60,000)
                                               -----------     -----------

                                                22,577,000      22,281,000

 Cumulative currency translation adjustment        706,000         958,000
                                               -----------     -----------

   Total stockholders' equity                   23,283,000      23,239,000
                                               -----------     -----------

   Total liabilities and stockholders' equity  $60,968,000     $63,266,000
                                               -----------     -----------
                                               -----------     -----------



See accompanying Notes to Consolidated Financial Statements.


          TIE/communications, Inc. and Subsidiaries
           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                     Three Months Ended March 31,
                                   -------------------------------
                                         1994          1993
                                   -------------  ----------------
Net revenue:


  Equipment sales                  $  22,843,000   $ 17,641,000
  Services provided                    7,412,000      6,108,000
                                   -------------  -------------
                                      30,255,000     23,749,000
                                   -------------  -------------
Cost of sales:
  Equipment sales                     12,234,000      9,615,000
  Services provided                    3,282,000      1,990,000
                                   -------------  -------------
                                      15,516,000     11,605,000
                                   -------------  -------------
Gross margin:
  Equipment sales                     10,609,000      8,026,000
  Services provided                    4,130,000      4,118,000
                                   -------------  -------------
                                      14,739,000     12,144,000
                                   -------------  -------------
                                            48.7%          51.1%

Operating expenses                    14,418,000     12,073,000
                                   -------------  -------------

Operating income from
  consolidated operations                321,000         71,000

Interest income                           67,000        239,000
Interest expense                         (61,000)      (192,000)
Other income, net                        364,000        301,000
                                   -------------  -------------

Pretax income                            691,000        419,000
Provision for income taxes               361,000        154,000
                                   -------------  -------------

Income before minority interest          330,000        265,000
Minority interest                         35,000         26,000
                                   -------------  -------------


Net income                        $      295,000 $     239,000
                                   -------------  -------------
                                   -------------  -------------

Primary and fully diluted income
 per share                              $   0.07        $  0.06
                                   -------------  -------------
                                   -------------  -------------

Average shares outstanding             3,981,338      3,981,338




See accompanying Notes to Consolidated Financial Statements.




                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Three Months Ended March 31,
                                                    1994           1993
                                                    ----           ----
Cash flows from operating activities:
  Net income                                     $  295,000     $  239,000
  Adjustments to reconcile net income
   to cash flows from operating activities:
   Depreciation and amortization                    684,000        504,000
   Deferred income                                  (19,000)       (14,000)
   Minority interest                                 79,000         26,000
   Deferred income taxes                            340,000        190,000
   Changes in working capital, net of
    acquisitions and divestitures:
     Accounts receivable                           (598,000)      (228,000)
     Inventories                                 (1,617,000)      (552,000)
     Restricted cash equivalents                         --        897,000
     Other receivables                              157,000          2,000
     Prepaid expenses and miscellaneous
     current assets                                (205,000)       120,000
     Accounts payable                            (2,527,000)    (2,129,000)
     Accrued expenses                               994,000         13,000
     Restructuring reserves                        (137,000)      (426,000)
     Deferred service revenue                       102,000        140,000
     Taxes payable                                   22,000         28,000
                                                 ----------     ----------

       Cash flows used for operating activities  (2,430,000)    (1,190,000)

  Cash flows from investment activities:
   Capital expenditures, net of disposals          (264,000)      (105,000)
   Assets of businesses acquired (1)               (181,000)      (280,000)
   Other                                                 --          6,000
                                                 ----------     ----------

       Cash flows used for investment activities   (445,000)      (379,000)


                                  (Continued)

     See accompanying Notes to Consolidated Financial Statements.


                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                 Three Months Ended March 31,


                                                 ----------------------------
                                                    1994             1993
                                                 ----------     -------------

Cash flows from financing activities:
 Long-term and short-term debt repayments       $  (424,000)   $  (404,000)
 Other                                             (146,000)      (104,000)
                                                 ----------     ----------

   Cash flows used for financing activities        (570,000)      (508,000)
Impact of changes in foreign currency
 translation                                       (194,000)        20,000
                                                 ----------     ----------

Decrease in cash and cash equivalents            (3,639,000)    (2,057,000)
Cash and cash equivalents at the
 beginning of period                              8,133,000     14,052,000
                                                 ----------     ----------
Cash and cash equivalents at the
 end of period                                  $ 4,494,000    $11,995,000
                                                 ----------     ----------
                                                 ----------     ----------
    ---------------------------------

Cash flow information:
 Interest paid                                  $    31,000    $    46,000
                                                 ----------     ----------
                                                 ----------     ----------

 Income taxes paid (excluding
  payment of long term tax liability)        $       43,000    $   185,000
                                                 ----------     ----------
                                                 ----------     ----------

(1) Acquisitions:
    Inventory                                $           --   $    (39,000)
    Intangible assets                              (181,000)      (249,000)
    Other assets                                         --         (3,000)
    Accrued expenses                                     --         11,000
                                                 ----------     ----------
                                             $     (181,000)   $  (280,000)
                                                 ----------     ----------
                                                 ----------     ----------
(2) Non-cash activity:
    Reduction of intangible assets
    to establish deferred tax asset          $           --    $ 2,660,000
                                                 ----------     ----------
                                                 ----------     ----------


  See accompanying Notes to Consolidated Financial Statements.


                 TIE/communications, Inc. and Subsidiaries
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                (Unaudited)


1. Consolidation

   The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated. Certain amounts previously reported have been reclassified to conform with revised classifications adopted in the first quarter of 1994.

2. Inventories
                                           March 31,          December 31,
                                             1994                1993
                                          -----------        -------------
   Raw materials                         $  1,284,000       $   1,374,000
   Work-in-process                          1,839,000           1,538,000
   Finished goods                          12,542,000          11,311,000
                                          -----------        ------------
                                          $15,665,000       $  14,223,000
                                          -----------        ------------
                                          -----------        ------------

3. Property

   The following is a schedule of property, plant and equipment:

                                           March 31,          December 31,
                                             1994                1993
                                          -----------        -------------
  Land                                  $      10,000       $      10,000
  Buildings                                   224,000             224,000
  Equipment and tooling                    15,760,000          15,591,000
  Leasehold improvements                      683,000             668,000
  Furniture and fixtures                    3,690,000           3,692,000
                                          -----------        ------------
                                           20,367,000          20,185,000
  Less accumulated depreciation
    and amortization                       18,446,000          18,311,000
                                          -----------        ------------
                                        $   1,921,000       $   1,874,000
                                          -----------        ------------
                                          -----------        ------------

4. Income Taxes

   Effective January 1, 1993, the Company prospectively adopted SFAS No. 109 which requires the recognition of deferred tax benefits to the extent it is more likely than not that such benefits will be realized. In accordance with this new statement, the Company recognized a net deferred tax asset of approximately $2.7 million as of January 1, 1993, with a corresponding reduction of intangible assets.



   At December 31, 1993, the Company had a gross deferred tax asset of $37.1 million, primarily related to net operating loss carryforwards not recognized on the tax return, and a valuation reserve of $35.1 million against that asset. At March 31, 1994, the net deferred tax asset was reduced from approximately $2.0 million at January 1, 1994 to $1.7 million due to the recognition of the utilization of predecessor company net operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended March 31, 1994 versus March 31, 1993

For the quarter ended March 31, 1994, the Company generated net income of $295 thousand or $0.07 per share as compared to net income of approximately $239 thousand or $0.06 per share for the first quarter of 1993. The $56 thousand increase in net income from 1993 is due to increased sales volume offset unfavorably by a decline in gross margin percentage and a less favorable exchange rate in the earnings of the Company's Canadian subsidiary.

Total net revenue for the first quarter of 1994 increased $6.5 million or 27.4% as compared to the comparable 1993 period. The increase occurred primarily in new equipment sales with a $5.2 million or 29.5% increase over the first quarter 1993. Net revenue from new equipment sales accounted for approximately 75.5% and 74.3% of the total revenue for the first quarter of 1994 and 1993, respectively. The service revenue increased $1.3 million or 21.3% over the 1993 first quarter with an increase of $1.4 million generated in U.S. operations.
The Company's Canadian subsidiary also experienced an increase in service revenue, however, this was adversely affected by a less favorable exchange rate between the Canadian and U.S. dollar resulting in a decrease of $0.1 million from 1993. Net revenues from services provided accounted for approximately 24.5% of total revenue in the first quarter of 1994 as compared to 25.7% of total revenue in the first quarter of 1993. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods.

The gross margin percentage for the quarter ended March 31, 1994 was 48.7% as compared to 51.1% for the same period of 1993. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Lower margins on new equipment sales are acceptable as new equipment sales present future service business. Additionally, the gross margin on service revenue has declined from 67.4% in the first quarter of 1993 to 55.7% in the first quarter of 1994 primarily due to increased competition in the industry. The Company expects that these factors will continue to affect the gross margin percentages in the future but not cause a significant deterioration.

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

Operating expenses increased $2.3 million (19.4%) in the first quarter of 1994 versus 1993, however, declined approximately 4% as a percent of sales from the comparable period of 1993. The increase in operating expenses consists of additional expenses resulting from customer base acquisitions occurring in the latter part of 1993, as discussed below, and an increase in selling expenses consistent with the 27.4% increase in net revenue. Operating expenses for the first quarter of 1994 also include increased expenses incurred to support the new products and services being offered by the Company, predominantly in the new strategic business units of network services, videoconferencing products and services, as well as a new direct equipment sales program. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Other income, net of $364 thousand for the first quarter of 1994 increased $63 thousand as compared to the same period of 1993. Other income, net is substantially comprised of royalty income of $413 thousand and $297 thousand for the three months ended March 31, 1994 and 1993, respectively, primarily from NTK America for its sale of equipment designed by the Company. The NTK royalty
agreement is in effect through July, 1996.   All other items included in Other
income, net decreased $53 thousand in the aggregate in the first quarter of 1994 compared to 1993.

In 1993, and continuing into the first quarter of 1994, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PacTel Meridian Systems (PTMS) was consummated during the month of September 1993. Initially the California region results were below expectations due to the logistics and non-recurring expenses related to the transition of that base into the domestic direct sales and service business. However, currently the acquisition is expected to have a positive impact on the Company's 1994 results.


Inflation

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1994 totalled $4.5 million, a decrease of $3.6 million from December 31, 1993. For the first quarter of 1994, the Company used approximately $2.4 million of cash for operating activities, including inventory purchases, reduction of accounts payable and a $0.4 million legal settlement. Additionally, the Company used approximately $0.3 million for net capital expenditures, $0.2 million to expand its service network and $0.4 million for debt repayments.

Upon confirmation of the Company's Plan of Reorganization, HCR Partners made available to the Company a $10.0 million revolving line of credit through December 31, 1993. The Company agreed that in connection with the liquidation of HCR Partners, the revolving line of credit agreement could be assigned to and assumed by Marmon Holdings, Inc. No funds were borrowed under this line of credit. Substantially all of the Company's assets are secured under this agreement and the indebtedness under this line of credit has been guaranteed by certain of the Company's subsidiaries. Effective December 31, 1993, the term of the Credit Agreement was extended for an additional three year period ending December 31, 1996 upon substantially the same terms and conditions, except that the maximum credit available was reduced to $7,000,000.

The Company believes sufficient cash resources exist to support its short-term needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of March 31, 1994 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company anticipates the need to draw down this line on a short-term basis during the second quarter.


Although the Company's operating results have improved significantly since the reorganization, the industry in which the Company is engaged is characterized by intense competition and this factor, coupled with the effect of an uncertain economic recovery, makes the future results of the Company extremely difficult to predict.

The Company does not anticipate a need for long-term financing at this time. If the need for long-term financing should arise, management believes it could be available if the Company continues a trend of profitability. The Company is not certain of the cost, terms and conditions upon which such financing might be available.

At March 31, 1994 the Company did not have any material commitments for capital expenditures.

Recent Accounting Pronouncements

The Company does not provide post-retirement or post-employment benefits and, therefore, there is no impact on the Company under SFAS 106, "Employers Accounting for Post-Retirement Benefits Other Than Pensions" and SFAS 112 "Employers Accounting for Post-Employment Benefits".

Part II.  OTHER INFORMATION



Not Applicable.


                             SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TIE/communications, Inc.

Dated:  May 13, 1994               By:  /s/ George N. Benjamin, III
                                        George N. Benjamin, III
                                        President and Chief Executive Officer


Dated:  May 13, 1994               By:  /s/ Jane E. Closterman
                                        Jane E. Closterman
                                        Corporate Controller