Form 10-Q
period 1994-06-30
TIE COMMUNICATIONS INC
filed 1994-08-15
CIK 313309

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

                    Yes /X/     No / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date              Class           Shares Outstanding
- - -------------   --------------------   ------------------
June 30, 1994   Common Stock, par          3,981,338

                value $.10 per share


                   TIE/communications, Inc. and Subsidiaries

                                     INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1994 and
               December 31, 1993                                 3 - 4

          Consolidated Statements of Operations -
               Six Months Ended June 30, 1994 and 1993             5

          Consolidated Statements of Operations -
               Three Months Ended June 30, 1994 and 1993           6

          Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1994 and 1993           7 - 8

          Notes to Consolidated Financial Statements               9

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                  10 - 12

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                               13

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

The condensed interim financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position and consolidated results of operations of the Registrant and its subsidiaries (hereinafter sometimes collectively referred to as the

"Company") for the periods presented. The December 31, 1993 balance sheet is derived from the audited financial statements presented in the Registrant's Annual Report on Form 10-K.

Item 1.  Financial Statements

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  June 30,    December 31,
                                                    1994          1993
                                                 -----------  ------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                      $ 1,489,000  $ 8,133,000
  Notes and accounts receivable, net
   of allowance for doubtful accounts:
    June 30, 1994 - $1,692,000
    December 31, 1993 - $1,528,000                13,713,000   12,941,000
  Inventories                                     15,880,000   14,223,000
  Restricted cash equivalents                        290,000      290,000
  Current portion of long-term notes receivable      261,000      276,000
  Current deferred tax assets, net                   232,000      232,000
  Prepaid expenses                                   918,000    1,053,000
  Miscellaneous                                    2,341,000    2,154,000
                                                 -----------  -----------
      Total current assets                        35,124,000   39,302,000

Property, net                                      2,000,000    1,874,000
Intangible assets, net                            20,116,000   19,655,000
Long-term deferred tax assets, net                 1,000,000    1,805,000
Long-term notes receivable                           354,000      473,000
Other assets                                         157,000      157,000
                                                 -----------  -----------
      Total assets                               $58,751,000  $63,266,000
                                                 ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,    December 31,
                                          1994          1993
                                       -----------  ------------
                                       (Unaudited)

Current liabilities:
  Notes payable and current
    maturities of long-term debt       $ 1,000,000  $ 1,424,000
  Accounts payable                       4,331,000    7,796,000
  Accrued expenses                      12,525,000   10,626,000
  Restructuring reserves                   221,000      777,000
  Deferred service revenue               9,617,000   10,207,000
  Income taxes payable                   2,109,000    2,353,000
                                       -----------  -----------
       Total current liabilities        29,803,000   33,183,000

Other non-current liabilities              434,000      739,000
Long-term tax liability                  4,338,000    4,370,000
Minority interest                          157,000    1,735,000
                                       -----------  -----------
       Total liabilities                34,732,000   40,027,000
                                       -----------  -----------
Stockholders' equity:
  Common stock, par value $0.10            399,000      399,000
      Authorized - 10,000,000 shares
      Issued - 3,988,392 shares
      Outstanding - 3,981,338 shares
  Additional paid-in capital            19,217,000   19,217,000
  Retained earnings                      3,487,000    2,725,000
  Common stock in treasury, at cost        (60,000)     (60,000)
                                       -----------  -----------
                                        23,043,000   22,281,000

  Cumulative currency translation
    adjustment                             976,000      958,000
                                       -----------  -----------
       Total stockholders' equity       24,019,000   23,239,000
                                       -----------  -----------
       Total liabilities and
         stockholders' equity          $58,751,000  $63,266,000
                                       ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Six Months Ended June 30,
                                       -------------------------
                                          1994          1993
                                       -----------   -----------
Net revenue:
  Equipment sales                      $47,238,000   $35,304,000
  Services provided                     14,653,000    12,456,000
                                       -----------   -----------
                                        61,891,000    47,760,000

                                       -----------   -----------
Cost of sales:
  Equipment sales                       25,724,000    18,771,000
  Services provided                      6,232,000     4,661,000
                                       -----------   -----------
                                        31,956,000    23,432,000
                                       -----------   -----------
Gross margin:
  Equipment sales                       21,514,000    16,533,000
  Services provided                      8,421,000     7,795,000
                                       -----------   -----------
                                        29,935,000    24,328,000
                                       -----------   -----------
                                              48.4%         50.9%

Operating expenses                      29,006,000    24,274,000
                                       -----------   -----------
Operating income from
  consolidated operations                  929,000        54,000

Interest income                            152,000       444,000
Interest expense                          (112,000)     (344,000)
Other income, net                          715,000       740,000
                                       -----------   -----------
Pretax income                            1,684,000       894,000
Provision for income taxes                 854,000       372,000
                                       -----------   -----------
Income before minority interest            830,000       522,000
Minority interest                           68,000        24,000
                                       -----------   -----------
Net income                             $   762,000   $   498,000
                                       ===========   ===========
Primary and fully diluted income
  per share                            $      0.19   $      0.13
                                       ===========   ===========
Average shares outstanding               3,981,338     3,981,338

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three Months Ended June 30,
                                       ---------------------------
                                          1994            1993
                                       -----------     -----------
Net revenue:
  Equipment sales                      $24,395,000     $17,663,000
  Services provided                      7,241,000       6,348,000
                                       -----------     -----------
                                        31,636,000      24,011,000

                                       -----------     -----------
Cost of sales:
  Equipment sales                       13,490,000       9,156,000
  Services provided                      2,950,000       2,671,000
                                       -----------     -----------
                                        16,440,000      11,827,000
                                       -----------     -----------
Gross margin:
  Equipment sales                       10,905,000       8,507,000
  Services provided                      4,291,000       3,677,000
                                       -----------     -----------
                                        15,196,000      12,184,000
                                       -----------     -----------
                                              48.0%           50.7%

Operating expenses                      14,588,000      12,201,000
                                       -----------     -----------
Operating income (loss) from
  consolidated operations                  608,000         (17,000)

Interest income                             85,000         205,000
Interest expense                           (51,000)       (152,000)
Other income, net                          351,000         439,000
                                       -----------     -----------
Pretax income                              993,000         475,000
Provision for income taxes                 493,000         218,000
                                       -----------     -----------
Income before minority interest            500,000         257,000
Minority interest                           33,000          (2,000)
                                       -----------     -----------
Net income                             $   467,000     $   259,000
                                       ===========     ===========
Primary and fully diluted income
  per share                            $      0.12     $      0.07
                                       ===========     ===========
Average shares outstanding               3,981,338       3,981,338

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1994          1993
                                             -----------   -----------
Cash flows from operating activities:
  Net income                                 $   762,000   $   498,000
  Adjustments to reconcile net income
   to cash flows from operating activities:
     Depreciation and amortization             1,356,000     1,031,000

     Deferred income                             (33,000)      (28,000)
     Minority interest                            68,000        24,000
     Deferred income taxes                       805,000       420,000
     Changes in working capital, net of
      acquisitions and divestitures:
        Accounts receivable                     (901,000)      495,000
        Inventories                           (1,825,000)     (535,000)
        Restricted cash equivalents                   --     1,382,000
        Other receivables                        152,000       191,000
        Prepaid expenses and miscellaneous
         current assets                         (237,000)     (305,000)
        Accounts payable                      (3,412,000)   (1,441,000)
        Accrued expenses                       1,766,000      (378,000)
        Restructuring reserves                  (554,000)     (630,000)
        Deferred service revenue                (509,000)     (498,000)
        Taxes payable                           (237,000)       44,000
                                             -----------   -----------
          Cash flows (used for) provided by
           operating activities               (2,799,000)      270,000

Cash flows from investment activities:
  Capital expenditures, net of disposals        (534,000)     (194,000)
  Assets of businesses acquired (1)             (299,000)     (399,000)
  Purchase of minority interest in
   consolidated subsidiary                    (2,551,000)     (796,000)
  Other                                               --       (62,000)
                                             -----------   -----------
          Cash flows used for investment
           activities                         (3,384,000)   (1,451,000)

                                  (Continued)

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1994          1993
                                             -----------   -----------
Cash flows from financing activities:
  Long-term and short-term debt repayments   $  (424,000)  $  (430,000)
  Payment of long-term tax liability             (32,000)     (308,000)
  Other                                          122,000       213,000
                                             -----------   -----------
    Cash flows used for financing activities    (334,000)     (525,000)

Impact of changes in foreign currency
 translation                                    (127,000)      (36,000)
                                             -----------   -----------

Decrease in cash and cash equivalents         (6,644,000)   (1,742,000)
Cash and cash equivalents at the
 beginning of period                           8,133,000    14,052,000
                                             -----------   -----------
Cash and cash equivalents at the
 end of period                               $ 1,489,000   $12,310,000
                                             ===========   ===========
- - ---------------------------------

Cash flow information:
  Interest paid                              $    62,000   $   343,000
                                             ===========   ===========
Income taxes paid (excluding
 payment of long term tax liability)         $    65,000   $   108,000
                                             ===========   ===========
(1) Acquisitions:
     Inventory                               $        --   $   (39,000)
     Intangible assets                          (299,000)     (368,000)
     Other assets                                     --        (3,000)
     Accrued expenses                                 --        11,000
                                             -----------   -----------
                                             $  (299,000)  $  (399,000)
                                             ===========   ===========
(2) Non-cash activity:
     Reduction of intangible assets
      to establish deferred tax asset        $        --   $ 2,660,000
                                             ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated. Certain amounts previously reported have been reclassified to conform with revised classifications adopted in the first six months of 1994.

2.  Inventories
                  June 30,    December 31,
                    1994         1993
                 -----------  ------------
Raw materials    $ 1,247,000  $ 1,374,000
Work-in-process    2,213,000    1,538,000
Finished goods    12,420,000   11,311,000
                 -----------  -----------
                 $15,880,000  $14,223,000
                 ===========  ===========


3.  Property

The following is a schedule of property, plant and equipment:

                                June 30,    December 31,
                                  1994         1993
                               -----------  ------------
Land                           $    10,000  $    10,000
Buildings                          224,000      224,000
Equipment and tooling           15,014,000   15,591,000
Leasehold improvements             754,000      668,000
Furniture and fixtures           3,694,000    3,692,000
                               -----------  -----------
                                19,696,000   20,185,000
Less accumulated depreciation
 and amortization               17,696,000   18,311,000
                               -----------  -----------
                               $ 2,000,000  $ 1,874,000
                               ===========  ===========

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

At December 31, 1993, the Company had a gross deferred tax asset of $37.1 million, primarily related to net operating loss carryforwards not recognized on the tax return, and a valuation reserve of $35.1 million against that asset. At June 30, 1994, the net deferred tax asset was reduced from approximately $2.0 million at January 1, 1994 to $1.2 million due to the recognition of the utilization of predecessor company net operating losses.

5.  Investments

On June 15, 1994, the Company's Canadian subsidiary, TIE Telecommunications Canada, Ltd., through a tender offer, redeemed all of the outstanding 2.251 million minority-owned shares for approximately $2.4 million U.S. dollars and $0.1 million of related expenses. For accounting purposes the redemption will be treated as a purchase. Goodwill of $1.2 million will be amortized over 20 years. The redemption was effected from internally available funds and no borrowing was initiated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Six Months and Three Months Ended June 30, 1994 versus June 30, 1993


For the quarter ended June 30, 1994, the Company generated net income of $467 thousand or $0.12 per share as compared to net income of approximately $259 thousand or $0.07 per share for the second quarter of 1993. For the six months ended June 30, 1994, the Company generated net income of $762 thousand or $0.19 per share as compared to net income of $498 thousand or $0.13 per share for the comparable 1993 period. The improvement in net income from 1993 is due primarily to the net effect of increased sales volume which was offset by a decline in gross margin percentage and a less favorable exchange rate affecting the earnings of the Company's Canadian subsidiary.

Total net revenue for the second quarter of 1994 and the first six months of 1994 increased $7.6 million or 31.8% and $14.1 million or 29.6%, respectively, from the comparable 1993 periods. The increases occurred primarily in new equipment sales with a $6.7 million or 38.1% increase over the second quarter 1993 and $11.9 million or 33.8% increase over the first six months of 1993 as a result of revenues generated by the Company's direct sales and service units from acquisitions occurring in the latter part of 1993. Net revenue from new equipment sales accounted for approximately 77.1% and 73.6% of the total revenue for the second quarter of 1994 and 1993, respectively, and 76.3% and 73.9% of the total revenue for the first six months of 1994 and 1993, respectively. The service revenue increased $2.2 million or 17.6% in the first six months of 1994 over the comparable 1993 period with an increase of $2.4 million generated in U.S. operations. The Company's Canadian subsidiary experienced a slight decrease in service revenue of $14 thousand in Canadian dollars in the 1994 six month period, however, this was adversely affected by a less favorable exchange rate between the Canadian and U.S. dollar resulting in a larger decrease of $0.2 million from the comparable period in 1993. Net revenues from services provided accounted for approximately 22.9% of total revenue in the second quarter of 1994 as compared to 26.4% of total revenue in the second quarter of 1993 and 23.7% of total revenue in the first six months of 1994 as compared to 26.1% in the comparable 1993 period. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods, however, there are no assurances that the foregoing will occur.

The gross margin percentage for the quarter and six months ended June 30, 1994 was 48.0% and 48.4%, respectively, as compared to 50.7% and 50.9% for the same periods of 1993. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Although new equipment sales carry lower margins, these sales present future service business to the Company. Additionally, the gross margin on service revenue has declined from 62.6% in the first six months of 1993 to 57.5% in the first six months of 1994 primarily due to increased competition in the industry, however, has increased from 57.9% in the 1993 second quarter to 59.3% in the same period of 1994. The Company expects that this factor will continue to affect the gross margin percentages in the future but not cause a significant deterioration, although there are no assurances that this will occur.

Another factor that may affect the Company's gross margin percentage in the more distant future relates to the Company's agreement with NTK America. Under that agreement, the Company is provided with the most favorable purchase prices on

NTK America products for the duration of the agreement. Once the agreement expires (July 1996) or the Company is no longer purchasing the related product lines (whichever occurs earlier), it is anticipated that the cost to the Company to purchase these products will increase thereby lowering the gross margin. The Company cannot estimate the impact of the foregoing on future gross margin at this time. However, negotiations have commenced with NTK America to renew the agreement for a ten year term and other parties have expressed interest in assuming a technology license for manufacturing of products to the Company.

Operating expenses in the second quarter and the first six months of 1994 increased $2.4 million (19.6%) and $4.7 million (19.5%), respectively, over the comparable 1993 periods. Operating expenses as a percent of sales, however, decreased to 46.1% and 46.9%, respectively, in the second quarter of 1994 and the first six months of 1994 as compared to 50.8% in both comparable periods of 1993. The increase in operating expenses consists of additional expenses resulting from customer base acquisitions occurring in the latter part of 1993, as discussed below, and an increase in selling expenses consistent with the increases in net revenue of 31.8% and 29.6% in the quarter and year-to-date periods, respectively, over the same periods of 1993. Operating expenses for the second quarter and first six months of 1994 also include increased expenses incurred to support the new products and services being offered by the Company, predominantly in the new strategic business units of network services, videoconferencing products and services, as well as a new direct equipment sales program. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Other income, net of $715 thousand for the first six months of 1994 decreased $25 thousand as compared to the same period of 1993. Other income, net is substantially comprised of royalty income of $802 thousand and $641 thousand for the six months ended June 30, 1994 and 1993, respectively, primarily from NTK America for its sale of equipment designed by the Company. The NTK royalty
agreement is in effect through July, 1996.   All other items included in Other
income, net decreased $186 thousand in the aggregate in the first six months of 1994 compared to 1993.

In 1993, and continuing into the first half of 1994, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PacTel Meridian Systems (PTMS) was consummated during the month of September 1993. Initially the California region results were below expectations due to the logistics and non-recurring expenses related to the transition of that base into the domestic direct sales and service business. However, currently the acquisition is expected to have a positive impact on the Company's 1994 results.

Inflation

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1994 totalled $1.5 million, a decrease of $6.6 million from December 31, 1993. During the first six months of 1994, the Company used approximately $2.8 million of cash for operating activities, including inventory purchases, reduction of accounts payable and $0.6 million in legal settlements. In June 1994, approximately $2.5 million was used to purchase all of the outstanding 2.251 million minority shares of the Company's Canadian subsidiary resulting in a 100% ownership interest by the Company. Additionally, the Company used approximately $0.5 million for net capital expenditures, $0.3 million to expand its service network and $0.4 million for debt repayments.

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

The Company believes sufficient cash resources exist to support its short-term needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with the covenants as of June 30, 1994 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company borrowed under this line of credit during the second quarter but no borrowings were outstanding as of June 30, 1994.

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


At June 30, 1994 the Company did not have any material commitments for capital expenditures.

Recent Accounting Pronouncements

The Company does not provide post-retirement or post-employment benefits and, therefore, there is no impact on the Company under SFAS 106, "Employers Accounting for Post-Retirement Benefits Other Than Pensions" and SFAS 112 "Employers Accounting for Post-Employment Benefits".

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) - (c) The 1994 Annual Meeting of Stockholders of the Company was held on June 22, 1994. At the meeting, the election of eight directors to serve for a one year term and the ratification of the selection of KPMG Peat Marwick as the Company's independent auditors for 1994 were approved. A total of 3,981,338 votes were eligible to be cast for each matter.

The result of the voting on the election of directors, as determined by the independent inspectors of election, is as follows:

                                  For      Withheld
                               ---------   --------
     George N. Benjamin, III   3,742,679    22,004
     Eric V. Carter            3,742,701    21,982
     Lewis Collens             3,742,715    21,968
     Robert Gluth              3,742,672    22,011
     Thomas L. Kelly, Jr.      3,742,003    22,680
     Robert E. LaBlanc         3,742,729    21,954
     Robert A. Pritzker        3,742,663    22,020
     Robert W. Webb            3,742,701    21,982

A total of 3,764,683 votes were submitted with respect to the ratification of the selection of KPMG Peat Marwick as the Company's independent auditors for 1994. The result of the voting on such matter, as determined by the independent inspectors of election, is as follows:

3,757,390 shares voted in favor of the motion, 2,398 shares voted against the motion, and 4,895 shares abstained.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TIE/communications, Inc.


Dated: August 12, 1994            By: /s/ George N. Benjamin, III
                                      George N. Benjamin, III
                                      President and Chief Executive Officer

Dated: August 12, 1994            By: /s/ Jane E. Closterman
                                      Jane E. Closterman
                                      Corporate Controller