Form 10-K/A
period 1993-12-31
TIE COMMUNICATIONS INC
filed 1994-11-14
CIK 313309

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
                                      to

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

                    Yes     X      No  ____

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

                    Yes     X      No  ____

As of February 28, 1994, 3,981,338 shares of common stock of the registrant were outstanding.

Documents incorporated by reference: Part III: registrant's proxy statement prepared in connection with its 1994 annual meeting of stockholders.

Item 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

                                                        SUCCESSOR COMPANY                           PREDECESSOR COMPANY
                                              ----------------------------------------   -----------------------------------------
                                              Years Ended December 31,   Six Months      Six Months       Years Ended December 31,
                                              ------------------------      Ended           Ended         ------------------------
                                                  1993         1992      Dec. 31, 1991   June 30, 1991        1990         1989
                                              -----------   ----------   -------------   -------------    -----------    ---------
Net revenue                                      $102,111   $101,154        $52,269        $ 51,541          $100,587     $107,153
Income (loss) from continuing operations            1,365      1,232           (183)        (40,788)          (11,353)     (45,568)
Income (loss) from discontinued operations             --        (13)             7          (4,534)            3,949      (24,257)
Extraordinary income                                   --         --             --          18,896                --           --
Preferred stock dividends and accretion                --         --             --              --            (1,335)      (5,192)
Net income (loss) applicable to common stock        1,365      1,219           (176)        (26,426)           (8,739)     (75,017)
Earnings (loss) per common share:
   Continuing operations                         $   0.34   $   0.31        $ (0.05)       $ (40.45)         $ (12.82)    $ (51.33)
   Discontinued operations                             --         --           0.01           (4.50)             3.99       (24.53)
   Extraordinary income                                --         --             --           18.74                --           --
Cash dividends declared per common share               --         --             --              --                --           --

At period end:
 Total assets                                    $ 62,994   $ 65,797        $76,531        $ 94,938          $132,398     $181,614
 Working capital                                    5,653     12,503         11,209          10,587            10,495       30,682
 Long-term debt                                        --        398            777           4,998            33,795        6,778
 Cumulative Redeemable
    Convertible Preferred Stock                        --         --             --              --                --       42,897
 Common stockholders' equity                       22,922     21,618         20,781          21,096            31,792       41,234


All references to per share amounts have been restated to reflect the 1 for 35 reverse stock split which was treated as being effective on June 30, 1991.

See Notes 1, 2, 10 and 11 to the Consolidated Financial Statements - Predecessor Company and Note 10 to the Consolidated Financial Statements - Successor Company for details regarding factors that materially affect the comparability of the information reflected in the table above.

See Note 20 regarding restatement of 1993 amounts for correction of errors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUCCESSOR COMPANY

The following discussion should be read in conjunction with the consolidated financial statements for the Successor Company and notes thereto.

Results of Operations - 1993 Compared to 1992:

For the year ended December 31, 1993, the Company generated income from continuing operations of $1.4 million or $0.34 per share as compared to income from continuing operations of approximately $1.2 million or $0.31 per share for the year 1992. The increase in net income from 1992 is due to the net effect of a non-operating increase of $1.1 million in other income, net and a reduction in operating income of $0.6 million, as discussed in more detail in the following
paragraphs.   The operating results of the Company for 1993 were favorably affected by the change in the amortization period for intangible assets that was implemented on April 1, 1992.

Total net revenue for 1993 increased $1.0 million or .9% as compared to 1992.
An increase of $1.6 million occurred in new equipment sales with a decline of $0.6 million in net revenue from services provided. Net revenue from new equipment sales accounted for approximately 74.5% of the total revenue for 1993, up slightly from approximately 73.7% for 1992. The remaining revenue was generated by service transactions. The components of total net revenue are expected to continue this relationship in future periods.

The gross margin percentage for 1993 was 50.3% as compared to 51.4% for 1992. The decline in the gross margin percentage is due to the change in sales mix with a slightly higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Lower margins on new equipment sales are acceptable as these sales generate possible future service business. Additionally, the gross margin on service revenue has declined from 68.6% in 1992 to 60.5% in 1993 due to increased competition in the industry. The Company expects that these factors will continue to affect the gross margin percentages in the future but not cause significant future deterioration.

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

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 1993 totalled $8.1 million, a decrease of $5.9 million from December 31, 1992. For the year ended December 31, 1993, the Company used approximately $1.1 million of cash for operating activities, which included restructuring, bankruptcy and other non- operating related expenditures of approximately $1.9 million. During 1993 approximately $1.9 million was provided from cash received on notes receivable and the Company used approximately $1.9 million for payment of the long-term tax liability, $869 thousand for net capital expenditures and $796 thousand to purchase a portion of the minority interest in the Company's Canadian subsidiary. During 1993 the Company paid $3.3 million to expand its service network by acquiring domestic customer base using its available cash balances rather than borrowing funds under its revolving line of credit. The acquisition of non-Northern Telecom manufactured key/hybrid telephone equipment customer base from PacTel Meridian Systems was the largest acquisition and is described in Note 9 to the Successor Company Consolidated Financial Statements.

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


                                      19
The Company commenced discontinuation of its distribution operations. Accordingly, the operating results for this segment have been classified as discontinued operations. In connection with the Company's decision to exit this segment of the business, a provision of $3,100,000 was set up in the second quarter of 1991 to reflect the writedown of assets related to this segment to net realizable value and to provide for certain phaseout costs. During the third quarter of 1992, the Company completed the divestiture of its distribution business with the sale of the Canadian subsidiary's key system distribution business to NTK America. The Company has also reported the results of this transaction in discontinued operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES


                               SUCCESSOR COMPANY

          Page


Independent Auditors' Report                                                  23

Financial Statements:

Consolidated Balance Sheets - December 31, 1993 and 1992                 24 - 25

Consolidated Statements of Operations - Years Ended
  December 31, 1993 and 1992 and Six Months Ended December 31, 1991           26

Consolidated Statements of Cash Flows - Years Ended
  December 31, 1993 and 1992 and Six Months Ended December 31, 1991      27 - 28

Consolidated Statements of Stockholders' Equity - Years Ended
  December 31, 1993 and 1992 and Six Months Ended December 31, 1991           29

Notes to Consolidated Financial Statements                               30 - 43

Financial Statement Schedules:

Schedule VIII: Valuation and qualifying accounts                              44

Schedule X:  Supplementary income statement information                       45

All other schedules are either not required or the information is provided in the footnotes to the financial statements.

                              PREDECESSOR COMPANY

Independent Auditors' Report                                                  46

Financial Statements:

Consolidated Statement of Operations - Six Months Ended June 30, 1991    47 - 48

Consolidated Statement of Cash Flows - Six Months Ended June 30, 1991    49 - 50

Consolidated Statement of Stockholders' Equity - Six
  Months Ended June 30, 1991                                                  51

 Notes to Consolidated Financial Statements                              52 - 59

Financial Statement Schedules:

 Schedule VIII:  Valuation and qualifying accounts                            60

 Schedule IX:  Short-term borrowings                                          61

 Schedule X:  Supplementary income statement information                      62


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

As discussed in Note 20, the Company's 1993 financial statements have been restated for the correction of errors.






November 14, 1994
Kansas City, Missouri



                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                               SUCCESSOR COMPANY


                                                            December 31,
                                                   -----------------------------
                                                   1993 (Note 20)       1992
                                                   --------------  -------------
Current assets:
  Cash and cash equivalents                          $ 8,133,000    $14,052,000
  Notes and accounts receivable, net
    of allowance for doubtful accounts:
   December 31, 1993-$1,529,000                       12,520,000     10,614,000
   December 31, 1992-$1,913,000
  Inventories                                         14,223,000     12,443,000
  Assets held for sale                                        --      2,699,000
  Restricted cash equivalents                            290,000      1,629,000
  Current portion of long-term notes receivable           79,000      2,353,000
  Current deferred tax assets, net                       232,000             --
  Prepaid expenses                                     1,059,000        926,000
  Miscellaneous                                        2,345,000      1,061,000
                                                      ----------     ----------

      Total current assets                            38,881,000     45,777,000
                                                      ----------     ----------

Property, net                                          1,874,000      1,893,000
Intangible assets, net                                19,655,000     16,597,000
Long-term deferred tax assets, net                     1,954,000             --
Long-term notes receivable                               473,000      1,132,000
Other assets                                             157,000        398,000
                                                      ----------     ----------

      Total assets                                   $62,994,000    $65,797,000
                                                      ==========     ==========




See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                               SUCCESSOR COMPANY

                                                            December 31,
                                                   -----------------------------
                                                   1993 (Note 20)       1992
                                                   --------------  -------------
Current liabilities:
  Notes payable and current
    maturities of long term debt                     $ 1,424,000    $ 4,581,000
  Accounts payable                                     8,596,000      6,913,000
  Accrued expenses                                     9,871,000      9,676,000
  Restructuring reserves                                 777,000      1,636,000
  Deferred service revenue                            10,207,000      8,099,000
  Income taxes payable                                 2,353,000      2,369,000
                                                      ----------     ----------
       Total current liabilities                      33,228,000     33,274,000
                                                      ----------     ----------

Other non-current liabilities                            739,000      1,801,000
Long-term debt                                                --        398,000
Long-term tax liability                                4,370,000      6,229,000
Minority interest                                      1,735,000      2,477,000
                                                      ----------     ----------

       Total liabilities                              40,072,000     44,179,000


Stockholders' equity:
  Common Stock, par value $0.10                          399,000        399,000
  Authorized - 10,000,000 shares
  Issued - 3,988,392 shares
  Outstanding - 3,981,338 shares
  Additional paid-in capital                          19,217,000     19,217,000
  Retained Earnings                                    2,408,000      1,043,000
  Common Stock in treasury, at cost                      (60,000)       (60,000)
                                                      ----------     ----------
                                                      21,964,000     20,599,000


  Cumulative currency translation adjustment             958,000      1,019,000
                                                      ----------     ----------

       Total stockholders' equity                     22,922,000     21,618,000
                                                      ----------     ----------
       Total liabilities and stockholders' equity    $62,994,000    $65,797,000
                                                      ==========     ==========


See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               SUCCESSOR COMPANY

                                     Years Ended December 31,    Six Months
                                   ---------------------------      Ended
                                   1993 (Note 20)     1992     December 31, 1991
                                   -------------- ------------ -----------------
Net revenue:
  Equipment sales                   $ 76,108,000  $ 74,540,000   $ 37,815,000
  Services provided                   26,003,000    26,614,000     14,454,000
                                     -----------   -----------    -----------
                                     102,111,000   101,154,000     52,269,000
                                     -----------   -----------    -----------
Cost of sales:
  Equipment sales                     40,470,000    40,806,000     20,522,000
  Services provided                   10,264,000     8,370,000      4,197,000
                                     -----------   -----------    -----------
                                      50,734,000    49,176,000     24,719,000
                                     -----------   -----------    -----------
Gross margin:
  Equipment sales                     35,638,000    33,734,000     17,293,000
  Services provided                   15,739,000    18,244,000     10,257,000
                                     -----------   -----------    -----------
                                      51,377,000    51,978,000     27,550,000

Operating expenses                    51,123,000    51,097,000     28,461,000
                                     -----------   -----------    -----------

Operating income (loss) from
  consolidated operations                254,000       881,000       (911,000)

Interest income                          860,000     1,032,000        691,000
Interest expense                        (538,000)     (541,000)      (249,000)
Other income, net                      1,960,000       877,000        766,000
                                     -----------   -----------    -----------

Pretax income                          2,536,000     2,249,000        297,000
Provision for income taxes             1,089,000       895,000        392,000
                                     -----------   -----------    -----------
                                       1,447,000     1,354,000        (95,000)
Equity in loss of affiliate                   --            --        (60,000)
                                     -----------   -----------    -----------
Income (loss) before minority
 interest                              1,447,000     1,354,000       (155,000)
Minority interest                         82,000       122,000         28,000
                                     -----------   -----------    -----------

Income (loss) from continuing
  operations                           1,365,000     1,232,000       (183,000)
Discontinued operations -
 Estimated income (loss) on disposal          --       (13,000)         7,000
                                     -----------   -----------    -----------


Net income (loss)                   $  1,365,000  $  1,219,000   $   (176,000)
                                     ===========   ===========    ===========
Primary and fully diluted income
 per share:
  Continuing operations             $       0.34  $       0.31   $      (0.05)
  Discontinued operations                     --            --           0.01
                                     -----------   -----------    -----------
                                    $       0.34  $       0.31   $      (0.04)
                                     ===========   ===========    ===========

Average shares outstanding             3,981,338     3,981,338      3,981,493


See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               SUCCESSOR COMPANY

                                     Years Ended December 31     Six Months
                                   ---------------------------      Ended
                                   1993 (Note 20)     1992     December 31, 1991
                                   -------------- ------------ -----------------

Cash flows from operating
 activities:
 Net income (loss)                  $1,365,000    $1,219,000     $  (176,000)
 Adjustments to reconcile net
  income to cash flows from
  operating activities:
   Depreciation and amortization     2,235,000     2,544,000       2,630,000
   Deferred income and income taxes    (52,000)      (57,000)        (28,000)
   Equity in loss of affiliates, net        --            --         (60,000)
   Minority interest                    82,000       122,000          28,000
   Deferred income taxes             1,055,000       755,000         317,000
   Gain on disposition of building  (1,738,000)           --              --
   Relocation expense                1,300,000            --              --
   Gain on sale of Canadian
    distribution business                   --      (160,000)             --
   Changes in working capital,
    net of acquisitions and
    divestitures:
     Accounts receivable            (1,929,000)    2,296,000       3,487,000
     Inventories                      (932,000)    3,350,000      (3,842,000)
     Receivable from NTK America             --           --       8,526,000
     Restricted cash equivalents     1,329,000            --         265,000
     Other receivables                (801,000)      865,000         176,000
     Miscellaneous current assets     (392,000)      565,000         620,000
     Accounts payable                1,731,000     2,329,000      (4,848,000)
     Accrued expenses                 (952,000)   (2,407,000)     (2,421,000)
     Restructuring reserves         (1,904,000)   (5,978,000)     (2,847,000)

     Deferred service revenue       (1,500,000)     (661,000)         80,000
     Taxes payable                      (6,000)     (89,000)         418,000
                                     ---------     ---------       ---------
      Cash flows from (used for)
       operating activities         (1,109,000)    4,693,000       2,325,000

Cash flows from investment
 activities:
 Capital expenditures, net of
  disposals                           (869,000)     (446,000)       (934,000)
 Cash received from notes
  receivable                         1,918,000            --              --
 Increase (decrease) in investment
  in and advances to affiliates             --       (73,000)        201,000
 Cash proceeds from sale of
  investment in affiliate                   --       202,000              --
 Assets of businesses acquired (1)  (3,258,000)   (1,265,000)       (989,000)
 Purchase of minority interest
  of subsidiary                       (796,000)     (500,000)             --
 Proceeds from sale of Canadian
  distribution business                     --       762,000              --
 Other                                      --       (74,000)       (320,000)
                                      ---------    ---------       ---------
      Cash flows used for
       investment activities        (3,005,000)   (1,394,000)     (2,042,000)



                                  (Continued)


See accompanying Notes to Consolidated Financial Statements.


                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                               SUCCESSOR COMPANY

                                     Years Ended December 31     Six Months
                                   ---------------------------      Ended
                                   1993 (Note 20)     1992     December 31, 1991
                                   -------------- ------------ -----------------

Cash flows from financing
 activities:
  Payment of long-term tax
   liability                        $(1,859,000)  $ (1,766,000)   $  (540,000)
  Long-term and short-term debt
   repayments                          (455,000)      (473,000)      (304,000)
                                     ----------    -----------     ----------
  Other                                 629,000        324,000       (199,000)

     Cash flows used for
      financing activities           (1,685,000)    (1,915,000)    (1,043,000)
Impact of changes in foreign
 currency translation                  (120,000)      (227,000)       (30,000)
                                     ----------    -----------     ----------
Increase (decrease) in cash
  and cash equivalents               (5,919,000)     1,157,000       (790,000)
Cash and cash equivalents at the
 beginning of period                 14,052,000     12,895,000     13,685,000
                                     ----------    -----------     ----------
Cash and cash equivalents at the
 end of period                      $ 8,133,000   $ 14,052,000    $12,895,000
                                     ==========    ===========     ==========
- - - - ---------------------------------
Cash flow information:
 Interest paid                      $   513,000   $    618,000    $   443,000
                                     ==========    ===========     ==========

 Income taxes paid (excluding
  payment of long term tax
  liability)                        $   176,000   $    269,000    $   568,000
                                     ==========    ===========     ==========

(1) Acquisitions:
    Inventory                       $(1,004,000)  $   (416,000)   $  (332,000)
    Other current assets                     --        (22,000)            --
    Intangible assets                (7,426,000)      (947,000)    (1,019,000)
    Other assets                         (3,000)            --        (92,000)
    Accrued expenses                    491,000         55,000         83,000
    Deferred service revenue          3,684,000         65,000        371,000
    Note payable                      1,000,000             --             --
                                     ----------    -----------     ----------
                                    $(3,258,000)  $ (1,265,000)   $(  989,000)
                                     ==========    ===========     ==========
(2) Non-cash activity:
    Reduction of intangible
     assets to establish
     deferred tax asset             $ 3,241,000   $         --    $        --
                                     ==========    ===========     ==========

    Note received in exchange
     for Canadian distribution
     business                       $        --   $    686,000    $        --
                                     ==========    ===========     ==========


See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               SUCCESSOR COMPANY

                    SIX MONTHS ENDED DECEMBER 31, 1991 AND
                    YEARS ENDED DECEMBER 31, 1992 AND 1993

                                                                     Retained
                                 Common Stock        Additional      Earnings      Treasury Stock       Cumulative
                            ----------------------     Paid-in       (Deficit)    -----------------     Translation    Total
                            Shares Issued   Amount     Capital       (Note 20)    Shares     Amount     Adjustment    (Note 20)
                            -------------   ------   ----------      --------     ------     ------     ----------    ---------
Balance - July 1, 1991        3,988,392   $399,000   $19,217,000   $      --          --    $     --    $1,480,000    $21,096,000

Purchase of Treasury Stock                                                        (7,054)    (60,000)                     (60,000)

Cumulative Translation
 Adjustment                                                                                                (79,000)       (79,000)

Net loss for the six months
 ended December 31, 1991                                             (176,000)                                           (176,000)
                              ---------    -------    ----------     --------     ------     -------     ---------     ----------
Balance-December 31, 1991     3,988,392    399,000    19,217,000     (176,000)    (7,054)    (60,000)    1,401,000     20,781,000

Cumulative Translation
 Adjustment                                                                                               (382,000)      (382,000)
Net income for the year 1992                                        1,219,000                                           1,219,000
                              ---------    -------    ----------    ---------     ------     -------     ---------     ----------
Balance-December 31, 1992     3,988,392    399,000    19,217,000    1,043,000     (7,054)    (60,000)    1,019,000     21,618,000

Cumulative Translation
 Adjustment                                                                                                (61,000)       (61,000)

Net income for the year 1993                                        1,365,000                                           1,365,000
                              ---------    -------    ----------    ---------     ------     -------     ---------     ----------

Balance - December 31, 1993   3,988,392   $399,000   $19,217,000   $2,408,000     (7,054)   $(60,000)    $ 958,000    $22,922,000
                              =========    =======    ==========    =========     ======     =======      ========     ==========

See accompanying Notes to Consolidated Financial Statements.

                                      29
                   TIE/communications, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

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

                                         December 31,
                                  -------------------------
                                     1993            1992
                                  ----------    -----------
Cash                              $3,635,000    $ 2,063,000
Overnight investments              2,498,000      3,989,000
Revolving cash account             2,000,000      8,000,000
                                   ---------     ----------
                                  $8,133,000    $14,052,000
                                   =========     ==========

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

5.  INVENTORIES
                                        December 31,
                                 -------------------------
                                     1993          1992
                                 -----------    -----------
Raw materials                    $   193,000    $   138,000
Work in process                      890,000        543,000
Finished goods                    13,140,000     11,762,000
                                  ----------     ----------
                                 $14,223,000    $12,443,000
                                 ===========    ===========

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

7.  PROPERTY

    The following is a schedule of property, plant and equipment (excluding assets held for sale which are included in current assets in 1992):

                                         December 31,
                                   -----------------------   Estimated

                                      1993         1992        Life
                                   ----------   ----------   ---------
    Land                          $    10,000  $    10,000   --
    Buildings                         224,000      224,000   30 years
    Equipment and tooling          15,591,000   15,152,000   1-9 years
    Leasehold improvements            668,000      676,000   Life of lease
    Furniture and fixtures          3,692,000    3,910,000   3-10 years
                                   ----------   ----------
                                   20,185,000   19,972,000
    Less accumulated depreciation
     and amortization              18,311,000   18,079,000
                                   ----------   ----------
                                  $ 1,874,000  $ 1,893,000
                                   ==========   ==========

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

                                                        December 31,
                                                  --------------------------
                                                      1993           1992
                                                  -----------     ----------

Reorganization Value In Excess Of Amounts
Allocated To Identifiable Assets                  $11,361,000    $14,403,000
Excess of consideration paid over
  fair value of net assets acquired                12,742,000      5,469,000
Less accumulated amortization                      (4,448,000)    (3,275,000)
                                                   ----------     ----------
                                                  $19,655,000    $16,597,000
                                                   ==========     ==========
9.    ACQUISITIONS

    On September 17, 1993 the Company acquired substantially all of the non-Northern Telecom manufactured key-hybrid telephone equipment customer base of PacTel Meridian Systems ("PTMS"), a California general partnership which the Company understands is 80% owned by Northern Telecom, Inc and 20% owned by Pacific Bell. The acquisition, which was effected pursuant to an

    Asset Purchase and Sale Agreement, included the acquisition and assignment
                                      33

    of contracts with customers and customer lists, together with inventory, vehicles and other equipment of PTMS appropriate to service the customer base. Certain liabilities of PTMS, directly related to the customer base, were also assumed by the Company at closing. The liabilities consisted primarily of prepaid service contracts and warranty reserves. The Company and PTMS are not related and have no other material relationship.

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

10.  LONG TERM DEBT, NOTES PAYABLE AND AVAILABLE CREDIT FACILITIES

                                                           December 31,
                                                    -------------------------
                                                       1993          1992
                                                    ----------    -----------
Variable rate term loans                            $  424,000    $   879,000
Mortgage loan                                               --      4,100,000
Notes payable                                        1,000,000             --
                                                     ---------     ----------
  Total debt                                         1,424,000      4,979,000
Less current maturities of long-term debt           (1,424,000)    (4,581,000)
                                                     ---------     ----------
  Total Long-Term Debt and Notes Payable            $       --    $   398,000
                                                     =========     ==========

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

    The components of pretax income (loss) of consolidated companies are as follows:

                             Years Ended December 31,
                             ------------------------    Six Months Ended
                                1993         1992        December 31, 1991
                             ----------   -----------    -----------------
  U.S.                       $1,747,000   $1,464,000         $(64,000)
  Foreign                       789,000      785,000          361,000
                              ---------    ---------          -------
  Pretax income              $2,536,000   $2,249,000         $297,000
                              =========    =========          =======

    The components of the income tax provision are as follows:

                             Years Ended December 31,
                             ------------------------    Six Months Ended
                                1993         1992        December 31, 1991
                             ----------   -----------    -----------------
  Current:
      State                  $   34,000     $140,000         $ 75,000
  Deferred:
        Federal                 586,000      625,000               --
        State                    42,000      285,000               --
        Foreign                 427,000      395,000          317,000
        Tax settlements              --     (550,000)              --
                              ---------      -------          -------
                             $1,089,000     $895,000         $392,000
                              =========      =======          =======


    The following table is a reconciliation of the provision for income taxes reported in the Consolidated Statements of Operations to the provision as calculated at the statutory U.S. Federal income tax rate:

                                      Years Ended December 31,
                                      ------------------------ Six Months Ended
                                        1993         1992      December 31, 1991
                                     ----------   -----------  -----------------
Tax computed on a consolidated
 basis by applying the statutory
 U.S. Federal income tax rate (34%)  $  862,000    $ 765,000       $101,000
 Increase (decrease) resulting from:
  Change in the valuation allowance
  for deferred
  tax assets allocated to income
  tax expense                          (308,000)          --             --
  State and local income taxes,
   net of federal income tax             50,000      280,000         75,000
  Nondeductible goodwill
  amortization                          325,000      465,000        160,000
  Tax settlements                            --     (550,000)            --
  Taxes on foreign income at
  higher rates                          104,000       86,000         56,000
  Other items, net                       56,000     (151,000)            --
                                      ---------     --------        -------
                                     $1,089,000    $ 895,000       $392,000
                                      =========     ========        =======

    The significant components of deferred income tax expense for the year ended December 31, 1993 are as follows:

    Deferred income tax expense (exclusive of the
    effects of other components listed below)                        $1,363,000
    Net adjustment due to change in gross deferred tax asset             14,000
    Decrease in valuation allowance for deferred tax assets            (322,000)
                                                                      ---------
                                                                     $1,055,000
                                                                      =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1993 are presented below. The Company did not have any deferred tax liabilities at December 31, 1993.

    Deferred tax assets:
    Accounts receivable and notes receivable                       $  1,522,000
    Inventories, principally due to additional costs inventoried
     for tax purposes pursuant to the Tax Reform Act of 1986          1,123,000
    Plant and equipment, principally due to differences in
     depreciation                                                       567,000
    Net operating loss carryforward                                  29,271,000

    Warranty reserves                                                   281,000
    Other accrued expenses                                              567,000
    Foreign investment tax credit carryforwards                       1,209,000
    Foreign research and development tax credit carryforwards           725,000
    Deferred service revenue                                            773,000
    Other temporary differences                                       1,285,000
                                                                     ----------
      Total gross deferred tax assets                                37,323,000
    Less valuation allowance                                        (35,137,000)
                                                                     ----------
      Net deferred tax assets                                      $  2,186,000
                                                                    ===========

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

                                      38
13.  LEASE AND PURCHASE COMMITMENTS

    The Company leases office and warehouse space under noncancellable operating leases expiring at various dates through the year 1999, and leases certain equipment under lease agreements expiring at various dates through 1997. Minimum annual rentals on these lease commitments are as follows:

                                                        Minimum
               Year Ended                               Annual
               December 31,                             Rentals
               ------------                           ----------
                   1994                               $3,632,000
                   1995                                2,573,000
                   1996                                1,752,000
                   1997                                  875,000
                   1998                                  382,000
                   1999                                   15,000
                                                       ---------
                   Total minimum annual rentals       $9,229,000

                                                       =========

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

15.  OTHER INCOME, NET
                                   Years Ended December 31,
                                   ------------------------   Six Months Ended
                                      1993          1992      December 31, 1991
                                   ----------   ----------    -----------------

  Gain on disposition of building  $1,738,000   $       --         $     --
  Gain (loss) on sale of property      (5,000)       6,000           46,000
  Royalty income                    1,495,000    1,317,000          558,000
  Relocation expenses, net         (1,300,000)          --               --
  Insurance settlement                350,000           --               --
  Other                              (318,000)    (446,000)         162,000
                                    ---------    ---------          -------
  Other income, net                $1,960,000   $  877,000         $766,000
                                    =========    =========          =======

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

17.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

    The Company operates primarily in the telecommunications equipment industry. The Company primarily sells, installs and services its products through a domestic and Canadian network of sales and service facilities primarily to small to medium sized customers. An analysis of the Company's operations by geographic location is as follows:


Year Ended                United
December 31, 1993         States       Canada    Eliminations
- - - - -----------------      -----------  -----------  ------------
 Consolidated

Sales to unaffiliated
 companies             $77,474,000  $24,734,000  $   (97,000)  $102,111,000
                        ==========   ==========   ==========    ===========
Pretax income          $ 1,747,000  $   789,000  $        --   $  2,536,000
                        ==========   ==========   ==========    ===========
Assets identifiable
 to geographic areas   $50,964,000  $14,274,000  $(2,244,000)  $ 63,994,000
                        ==========   ==========   ==========    ===========

Year Ended                United
December 31, 1992         States       Canada    Eliminations  Consolidated
- - - - -----------------      -----------  -----------  ------------  ------------
Sales to unaffiliated
 companies             $75,152,000  $26,130,000  $ (128,000)   $101,154,000
                        ==========   ==========   ==========    ===========
Pretax income          $ 1,458,000  $   785,000  $    6,000    $  2,249,000
                        ==========   ==========   ==========    ===========
Assets identifiable
 to geographic areas   $53,226,000  $14,786,000  $(2,215,000)  $ 65,797,000
                        ==========   ==========   ==========    ===========

Six Months Ended          United
December 31, 1991         States       Canada    Eliminations  Consolidated
- - - - -----------------      -----------  -----------  ------------  ------------
Sales to unaffiliated
 companies             $37,354,000  $14,915,000  $        --    $52,269,000
                        ==========   ==========   ==========    ===========
Pretax income (loss)   $   (64,000) $   361,000  $        --    $   297,000
                        ==========   ==========   ==========    ===========
Assets identifiable
 to geographic areas   $59,697,000  $18,521,000  $(1,687,000)   $76,531,000
                        ==========   ==========   ==========    ===========

    Identifiable assets for each geographic area are those assets associated with the operations in each area. Eliminations include amounts for internal sales between geographic areas, profit in inventory and investments in foreign operations.

18. SELECTED QUARTERLY DATA (UNAUDITED)

    Set forth below is selected quarterly information for the years ended December 31, 1993 and 1992:
                                            1993 Quarters
                           --------------------------------------------------
                                1st          2nd         3rd        4th (c)
                           -----------  -----------  -----------  -----------

Net revenue                $23,749,000  $24,011,000  $24,933,000  $29,418,000
Gross margin                12,323,000   12,386,000   12,409,000   14,259,000
Income from continuing
 operations                    239,000      259,000      235,000      632,000
Income from discontinued
 operations                         --           --           --           --
Net income                     239,000      259,000      235,000(a)   632,000(b)
Income per share:
 Continuing operations           $0.06        $0.07        $0.06        $0.16
 Discontinued operations            --           --           --           --
  Total                          $0.06        $0.07        $0.06        $0.16

                                            1992 Quarters
                           --------------------------------------------------
                                1st          2nd        3rd          4th
                           -----------  -----------  -----------  -----------
Net revenue                $24,286,000  $24,771,000  $26,673,000  $25,424,000
Gross margin                12,906,000   12,862,000   13,797,000   12,413,000
Income (loss) from
 continuing operations        (513,000)     288,000    1,037,000      420,000
Income (loss) from
 discontinued operations       (19,000)     (39,000)      45,000           --
Net income (loss)             (532,000)     249,000    1,082,000      420,000
Income (loss) per share:
 Continuing operations          $(0.13)       $0.07        $0.26        $0.11
 Discontinued operations            --        (0.01)        0.01           --
   Total                        $(0.13)       $0.06        $0.27        $0.11

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

    (c) Amounts have been restated for correction of errors.  See Note 20.

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

20. EFFECT OF CORRECTIONS

    The Company has amended its financial statements for 1993 to correct recently discovered accounting errors. These errors principally relate to incorrect service billings to California customers who previously had purchased service contracts. The contracts were acquired as part of the PTMS acquisition at the end of the third quarter of 1993. Additionally, unrelated errors in the same period were discovered involving inventories and accruals at the Company's Northwest operating unit. The effect of the corrections is to reduce previously reported revenues for fiscal 1993 by $420,000, reduce previously recorded pre-tax income by $466,000, and to reduce previously reported net income by $317,000, as follows:

    Year Ended December 31, 1993

                              As previously reported          As restated
                              ----------------------          -----------

    Revenues                       $102,531,000               $102,111,000
                                   ============               ============
    Pre-tax income                 $  3,002,000               $  2,536,000
                                   ============               ============
    Net Income                     $  1,682,000               $  1,365,000
                                   ============               ============
    Earnings/loss per share        $       0.42               $       0.34
                                   ============               ============


                   TIE/communications, Inc. and Subsidiaries

                               SUCCESSOR COMPANY

               SCHEDULE VIII:  VALUATION AND QUALIFYING ACCOUNTS

                                       Additions
                          Balance at   Charged to
                          Beginning    Cost and                   Balance at
    Description           of Period    Expenses    Deductions    End of Period
    -----------           ----------   ----------  ----------    -------------
    Year Ended
    December 31, 1993
    -----------------
    Allowance for
    doubtful accounts     $1,913,000   $937,000   $(1,321,000)*  $1,529,000

    Year Ended

   December 31, 1992
   -----------------
   Allowance for
     doubtful accounts    $2,090,000  $690,000    $  (867,000)*  $1,913,000


   Six Months Ended
   December 31, 1991
   -----------------
   Allowance for
     doubtful accounts    $3,231,000  $802,000    $(1,943,000)*  $2,090,000








   ----------------------

     * Bad debts written off.

                   TIE/communications, Inc. and Subsidiaries

                               SUCCESSOR COMPANY

            SCHEDULE X:  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                          Charged to Costs and Expenses
                                     ------------------------------------------
                                     Years Ended December 31,
                                     ------------------------  Six Months Ended
                                        1993         1992      December 31, 1991
                                     ----------   ----------   -----------------
Maintenance and repair               $  507,000   $  503,000   $  728,000
Depreciation and amortization         2,235,000    2,544,000    2,630,000
Taxes, other than payroll and
  income tax                                  *            *            *
Royalties                                     *            *            *
Advertising costs                             *            *            *



- - - - -------------------

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






February 17, 1992,
(except for Note 10
which is as of February 15, 1993)
Stamford, Connecticut



                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF OPERATIONS
                              PREDECESSOR COMPANY

                                                Six Months
                                                  Ended
                                               June 30, 1991
                                               -------------
Net revenue:
  Equipment sales                              $ 37,943,000
  Services provided                              13,598,000
                                                -----------
                                                 51,541,000
                                                -----------
Cost of sales:
  Equipment sales                                20,871,000
  Services provided                               4,117,000
                                                -----------
                                                 24,988,000
                                                -----------
Gross margin:
  Equipment sales                                17,072,000
  Services provided                               9,481,000
                                                -----------
                                                 26,553,000
                                                -----------

Operating expenses                               27,815,000
Provision for restructuring of operations           469,000
                                                -----------
Operating loss                                   (1,731,000)

Interest income                                     492,000
Interest expense                                 (1,214,000)
Other income, net                                   180,000
Reorganization items:
 Professional fees                                5,700,000
 Provision for rejected executory contracts         892,000
 Provision for settlement of disputed claims        750,000
 Provision for settlement of lawsuits             1,500,000
 Effect of Fresh-Start Reporting                 29,002,000
                                                -----------

   Total reorganization items                    37,844,000
                                                -----------

Pretax loss                                     (40,117,000)
Provision for income taxes - current                416,000
                                                -----------

                                                (40,533,000)
Equity in loss of affiliates                        (60,000)

                                                -----------
Loss before minority interest                   (40,593,000)
Minority interest                                   195,000
                                                -----------




                                  (continued)

See accompanying Notes to Consolidated Financial Statements

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (continued)

                              PREDECESSOR COMPANY

                                                       Six Months
                                                         Ended
                                                      June 30, 1991
                                                      -------------

Loss from continuing operations                       (40,788,000)
Discontinued operations:
 Loss from operations                                  (1,434,000)
 Estimated loss on disposal                            (3,100,000)
                                                      -----------
Loss from discontinued operations                      (4,534,000)
                                                      -----------

Loss before extraordinary income                      (45,322,000)
Extraordinary item - gain on debt
 extinguishment                                        18,896,000
                                                      -----------

Net loss                                             $(26,426,000)

Income (loss) per common share:
Continuing operations:
Loss from continuing operations before
  reorganization items                               $      (2.92)
Reorganization items                                      (37.53)
                                                      -----------
Total from continuing operations                           (40.45)
Discontinued operations                                     (4.50)
Extraordinary item                                          18.74
                                                      -----------
       Total                                         $     (26.21)
                                                      ===========


Average shares outstanding                              1,008,390

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



See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                              PREDECESSOR COMPANY
                                                                  Six Months
                                                                     Ended
                                                                 June 30, 1991
                                                                 -------------
Cash flows from operating activities:
  Net loss                                                       $(26,426,000)
  Adjustments to reconcile net income
    to cash flows from operating activities:
    Depreciation and amortization                                   3,048,000
    Effect of Fresh-Start Reporting                                29,002,000
    Forgiveness of debt, net of stock issued                      (18,896,000)
    Provision for reorganization costs                              5,936,000
    Estimated loss on disposal of discontinued operations           3,100,000
    Provision for restructuring of operations                         469,000
    Deferred service revenue and income taxes                        (150,000)
    Equity in unremitted losses of affiliates                         (60,000)
    Minority interest in net income
     of consolidated subsidiaries                                     157,000
    Provision for Restricted Stock Plan                                15,000
    Changes in working capital, net of
     acquisitions and divestitures:
      Accounts receivable                                           1,732,000
      Inventories                                                   1,413,000
      Miscellaneous current assets                                   (574,000)
      Accounts payable                                              3,205,000
      Other current liabilities                                    (3,961,000)
      Taxes payable                                                  (978,000)
                                                                  -----------
        Cash flows used for operating activities                   (2,968,000)
                                                                  -----------
Cash flows from investment activities:(1)
  Capital expenditures, net of disposals                             (681,000)
  Cash proceeds from sale of assets                                   500,000
  Increase in investment in and advances to affiliates                (20,000)
  Other                                                              (718,000)

                                                                  -----------
    Cash flows used for investment activities                        (919,000)
                                                                  -----------

                                  (Continued)

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                              PREDECESSOR COMPANY

                                                                 Six Months
                                                                    Ended
                                                                 June 30, 1991
                                                                 -------------
Cash flows from financing activities: (1)
  Long-term and short-term repayments                            $(1,679,000)
  Increase in long-term notes receivable                             (79,000)
  Exercise of stock options                                           61,000
  Other                                                              348,000
                                                                  ----------
        Cash flows used for financing activities                  (1,349,000)
                                                                  ----------


Impact of changes in foreign currency translation                     44,000
                                                                  ----------
Decrease in cash and cash equivalents                             (5,192,000)
Cash and cash equivalents at beginning of period                  19,842,000
                                                                  ----------
Cash and cash equivalents at end of period                       $14,650,000
                                                                  ==========
- - - - ----------------------------------
Cash flow information:
 Interest paid                                                   $   298,000
                                                                  ==========

 Income taxes paid (excluding payment
  of long-term tax liability)                                    $   955,000
                                                                  ==========


(1) Non-cash financing and investment
    activities:
      Issuance of Common Stock in exchange for debt              $18,498,000
                                                                  ==========

      Inventory sold in exchange for note receivable             $ 8,520,000
                                                                  ==========



See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              PREDECESSOR COMPANY
                        Six months ended June 30, 1991

                                Additional          Unearned                    Cumulative
                              Common Stock         Portion of                 Treasury Stock
                         ----------------------     Paid-in                   --------------     Restricted  Translation
                         Shares Issued   Amount     Capital       Deficit     Shares  Amount    Stock Awards Adjustment   Total
                         -------------   ------  ------------  -------------  ------  ------    ------------ ---------- -----------
Balance January 1, 1991    992,363     $ 99,000  $173,585,000  $(143,188,000) (1,154) $(86,000)  $(35,000)   $1,417,000 $31,792,000
Shares of Common Stock
 issued pursuant to
 Restricted Stock Awards     1,885           --        29,000             --      --        --    (29,000)           --          --
Exercise of Common
 Stock Options               6,942        1,000        61,000             --      --        --                               62,000
Shares of Common Stock
 forfeited pursuant to
 Restricted Stock Awards    (1,771)          --      (162,000)            --      --        --    (72,000)           --    (234,000)
Shares of Common Stock
 cancelled pursuant to
 Restricted Stock Awards    (1,314)          --      (120,000)            --      --        --    120,000           --           --

Shares of Common Stock
 issued to purchase
 minority interest of
 subsidiary                    147           --            --             --      --        --         --           --           --
Other items affecting
 Common Stockholders'
 Equity                     (1,154)          --       (86,000)            --   1,154    86,000     16,000       63,000       79,000
Net loss for the six
 months ended
 June 30, 1991                  --           --            --    (26,426,000)     --        --         --           --  (26,426,000)
Issuance of Common Stock
 to HCR Partners in
 exchange for debt       2,991,294      299,000    15,524,000             --      --        --         --           --   15,823,000
Effect of adoption of
 Fresh-Start Reporting          --           --  (169,614,000)  169,614,000       --        --         --           --           --
                         ---------      -------   -----------   -----------    -----   -------    -------    ---------   ----------
Balance June 30, 1991    3,988,392     $399,000  $ 19,217,000  $         --       --  $     --   $     --   $1,480,000  $21,096,000
                         =========      =======   ===========   ===========    =====   =======    =======    =========   ==========

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

                                      52
    Income taxes: Deferred income taxes are provided for timing differences in the recognition of certain revenues and expenses for financial statement and tax reporting purposes. Timing differences principally relate to depreciation, warranty costs, and restructuring provisions.

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


    The following summarizes the effect of Fresh-Start Reporting on the June 30, 1991 balance sheet of Predecessor Company:

                                        June 30, 1991
                          -----------------------------------------
                                          Effects of
                           Predecessor    Fresh-Start     Successor
                             Company       Reporting       Company
                          ------------   -------------   -----------
Current assets            $ 58,942,000   $   (418,000)   $58,524,000
Property, net                7,570,000     (1,750,000)     5,820,000
Investments in affiliates    1,404,000       (300,000)     1,104,000
Intangible assets, net      47,936,000    (25,379,000)    22,557,000
Long-term notes              3,364,000             --      3,364,000
                           -----------    -----------     ----------
  Total assets            $119,216,000   $(27,847,000)   $91,369,000
                           ===========    ===========     ==========

                                           June 30, 1991
                               ------------------------------------------
                                Effects of
                               Predecessor      Fresh-Start     Successor
                                 Company        Reporting        Company
                               ------------   -------------   ------------
Current liabilities            $ 46,782,000   $  1,155,000    $47,937,000
Deferred income                     412,000             --        412,000
Deferred income tax                  24,000             --         24,000
Long-term debt                    4,998,000             --      4,998,000
Long-term tax liability          10,321,000             --     10,321,000
Minority interest                 2,488,000             --      2,488,000
Other non-current liabilities     4,093,000             --      4,093,000
                                -----------    -----------     ----------
  Total liabilities              69,118,000      1,155,000     70,273,000

Stockholders' equity             50,098,000    (29,002,000)    21,096,000
                                -----------    -----------     ----------

Total liabilities and
 Stockholders' equity          $119,216,000   $(27,847,000)   $91,369,000
                                ===========    ===========     ==========

4.  INCOME TAXES

    The components of pretax loss of consolidated companies are as follows:

                                                 Six Months Ended
                                                   June 30, 1991
                                                 -----------------
            U.S.                                   $(40,733,000)

            Foreign                                     616,000

                                                   ------------
                                                   $(40,117,000)


    The components of the income tax provision are as follows:

                                                 Six Months Ended
                                                   June 30, 1991
                                                 ---------------
    Current:
       Federal                                   $     273,000
       State                                           143,000
                                                  ------------
                                                       416,000
       Deferred Federal                                     --
                                                  ------------
       Total taxes on income                     $     416,000
                                                  ============

    The following table is a reconciliation of the provision for income taxes reported in the Consolidated Statement of Operations to the provision as calculated at the statutory U.S. Federal income tax rate:

                                                       Six Months Ended
                                                         June 30, 1991
                                                       ----------------
Tax benefit computed on a consolidated
  basis by applying the statutory U.S.
  Federal income tax rate (34%)                        $(13,675,000)
Increase resulting from:
  State and local taxes                                     143,000
Non-deductible items:                                    10,939,000
  Net operating losses for which
    no carryback benefit can be
    recognized                                            3,009,000
                                                       ------------
                                                       $    416,000
                                                        ===========
5.  RENTS

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

    Set forth below is a summary of information concerning options under the Company's plans prior to cancellation:

                                           Number of
                                            Shares     Exercise Price Per Share
                                           ---------   ------------------------
Options outstanding at January 1, 1991      60,523     $8.75  -   $1,448.30
Options exercised                           (6,942)    $8.75
Options granted                                 --        --
Options cancelled                          (53,581)    $8.75   -  $1,448.30
                                           -------
Options outstanding at June 30, 1991            --
                                           =======

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

                                      59
    The minimum royalty has been recorded as a liability. Any future adjustments to this amount will be recorded and paid as incurred. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the business have been included in the consolidated financial statements from the acquisition date. The cost of this acquisition exceeded the fair market value of net tangible assets by $4,512,000 and is being amortized over a ten-year period.

13. BUSINESS SEGMENT AND GEOGRAPHIC AREAS

    The Company primarily sells, installs and services its products through a domestic and Canadian network of sales and service facilities to primarily small to medium sized customers. An analysis of the Company's operations by geographic location is as follows:

                              United
                              States       Canada     Eliminations Consolidated
                           ------------- -----------  ------------ ------------
Six Months Ended
June 30, 1991
- - - - ----------------
Sales to unaffiliated
  companies                $ 36,351,000  $15,190,000  $      --    $ 51,541,000
                            ===========   ==========   =========    ===========
Pretax-tax income (loss)   $(40,738,000) $   616,000  $    5,000   $(40,117,000)
                            ===========   ==========   =========    ===========

                                      59


                   TIE/communications, Inc. and Subsidiaries

                              PREDECESSOR COMPANY

               SCHEDULE VIII:  VALUATION AND QUALIFYING ACCOUNTS

                                      Additions
                         Balance at   Charged to                 Balance at
                         Beginning     Cost and                   End of
 Description             of Period    Expenses    Deductions      Period
 -----------             ----------   ----------  ----------     ----------
Six Months Ended
June 30, 1991
- - - - ----------------
 Allowance for
  doubtful accounts     $3,287,000     $867,000    $923,000*     $3,231,000



  * Bad debts written off.


                                      60


                   TIE/communications, Inc. and Subsidiaries

                              (Amounts in $000's)

                              PREDECESSOR COMPANY

                      SCHEDULE IX:  SHORT-TERM BORROWINGS

                                  Weighted       Maximum              Average          Weighted
                    Balance       Average        Amount               Amount            Average
Category of        at End of      Interest      Outstanding        Outstanding        Interest Rate
Borrowing (1)       Period          Rate        During Period     During Period(2)    During Period(3)
- - - - ---------           ------        -------       -------------     -------------       -------------
Six Months Ended
June 30, 1991
- - - - --------------
Banks                  $12         8.3%            $20                   $16                12.5%
Other financial
  institutions          10           0%             10                    10                  0%
                        --                          --                    --
All categories         $22         4.5%            $30                   $26                7.7%
                        ==                          ==                    ==

(1) At June 30, 1991, all the short-term borrowings outstanding were incurred by domestic subsidiaries.


(2) The average borrowings were determined based on the amounts outstanding at the end of each month.

(3) The weighted average interest rate during the period was calculated by dividing the actual interest expense in each period by the average amount outstanding during the period.

                                      61


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
Taxes, other than payroll and income tax                       *
Royalties                                                      *
Advertising costs                                              *



- - - - ------------------

* Less than 1% of net sales.

                                      62

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure


  Not applicable

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

                                      63

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TIE/communications, Inc.


                                   By:  /s/ George N. Benjamin, III
November 14, 1994                       George N. Benjamin, III, President



                                   By:  /s/ Jane E. Closterman
                                        Jane E. Closterman, Corporate Controller