Form 10-Q/A
period 1994-03-31
TIE COMMUNICATIONS INC
filed 1994-11-14
CIK 313309

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A

                             Amendment No. 1
                                   to

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

                                     INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1994 and
               December 31, 1993                                          3 - 4

          Consolidated Statements of Operations -
               Three Months Ended March 31, 1994 and 1993                   5

          Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1994 and 1993                 6 - 7


          Notes to Consolidated Financial Statements                      8 - 9

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           10 - 12

Part I.   FINANCIAL INFORMATION

The condensed financial statements included herein have been provided by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1993.

The condensed interim financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position and consolidated results of operations of the Registrant and its subsidiaries (hereinafter sometimes collectively referred to as the "Company") for the periods presented. The December 31, 1993 financial statements are derived from the audited financial statements presented in the Registrant's Annual Report on Form 10-K/A.

Item 1.  Financial Statements

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                   March 31,        December 31,
                                                 1994 (Note 5)     1993 (Note 5)
                                                 -------------     -------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                       $ 4,473,000       $ 8,133,000
  Notes and accounts receivable, net
    of allowance for doubtful accounts:
      March 31, 1994 - $1,556,000
      December 31, 1993 - $1,529,000               12,329,000        12,520,000
  Inventories                                      15,665,000        14,223,000
  Restricted cash equivalents                         290,000           290,000
  Current portion of long-term notes receivable       275,000           276,000
  Current deferred tax assets, net                    232,000           232,000
  Prepaid expenses                                  1,212,000         1,053,000
  Miscellaneous                                     2,198,000         2,154,000
                                                   ----------        ----------
      Total current assets                         36,674,000        38,881,000

Property, net                                       1,921,000         1,874,000
Intangible assets, net                             19,241,000        19,655,000
Long-term deferred tax assets, net                  1,903,000         1,954,000
Long-term notes receivable                            410,000           473,000
Other assets                                          157,000           157,000
                                                   ----------        ----------
      Total assets                                $60,306,000       $62,994,000
                                                   ==========        ==========


See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,       December 31,
                                                 1994 (Note 5)     1993 (Note 5)
                                                 -------------     -------------
                                                  (Unaudited)

Current liabilities:
  Notes payable and current
    maturities of long-term debt                     $ 1,000,000    $ 1,424,000
  Accounts payable                                     5,221,000      7,802,000
  Accrued expenses                                    11,664,000     10,665,000
  Restructuring reserves                                 637,000        777,000
  Deferred service revenue                            10,268,000     10,207,000
  Income taxes payable                                 2,368,000      2,353,000
                                                      ----------     ----------
       Total current liabilities                      31,158,000     33,228,000

Other non-current liabilities                            575,000        739,000
Long-term tax liability                                4,370,000      4,370,000
Minority interest                                      1,675,000      1,735,000
                                                      ----------     ----------
       Total liabilities                              37,778,000     40,072,000
                                                      ----------     ----------

Stockholders' equity:
  Common stock, par value $0.10                          399,000        399,000
      Authorized - 10,000,000 shares
      Issued - 3,988,392 shares
      Outstanding - 3,981,338 shares
  Additional paid-in capital                          19,217,000     19,217,000
  Retained earnings                                    2,266,000      2,408,000
  Common stock in treasury, at cost                      (60,000)       (60,000)
                                                      ----------     ----------
                                                      21,822,000     21,964,000

  Cumulative currency translation adjustment             706,000        958,000
                                                      ----------     ----------

       Total stockholders' equity                     22,528,000     22,922,000
                                                      ----------     ----------

       Total liabilities and stockholders' equity    $60,306,000    $62,994,000
                                                      ==========     ==========


See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1994 (Note 5)     1993
                                                   --------------- ------------
Net revenue:
  Equipment sales                                    $ 22,665,000  $ 17,641,000
  Services provided                                     7,038,000     6,108,000

                                                      -----------   -----------
                                                       29,703,000    23,749,000
                                                      -----------   -----------
Cost of sales:
  Equipment sales                                      12,235,000     9,615,000
  Services provided                                     3,282,000     1,990,000
                                                      -----------   -----------
                                                       15,517,000    11,605,000
                                                      -----------   -----------
Gross margin:
  Equipment sales                                      10,430,000     8,026,000
  Services provided                                     3,756,000     4,118,000
                                                      -----------   -----------
                                                       14,186,000    12,144,000
                                                      -----------   -----------
                                                             47.8%         51.1%

Operating expenses                                     14,612,000    12,073,000
                                                      -----------   -----------

Operating income (loss) from
  consolidated operations                                (426,000)       71,000

Interest income                                            67,000       239,000
Interest expense                                          (61,000)     (192,000)
Other income, net                                         364,000       301,000
                                                      -----------   -----------

Pretax income (loss)                                      (56,000)      419,000
Provision for income taxes                                 51,000       154,000
                                                      -----------   -----------

Income (loss) before minority interest                   (107,000)      265,000
Minority interest                                          35,000        26,000
                                                      -----------   -----------

Net income (loss)                                    $   (142,000) $    239,000
                                                      ===========   ===========

Primary and fully diluted income (loss) per share    $      (0.04) $       0.06
                                                      ===========   ===========

Average shares outstanding                              3,981,338     3,981,338



See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1994 (Note 5)      1993
                                                   -----------------  ---------
 Cash flows from operating activities:
  Net income  (loss)                                    $ (142,000)  $  239,000
  Adjustments to reconcile net income
   to cash flows from operating activities:
    Depreciation and amortization                          684,000      504,000
    Deferred income                                        (19,000)     (14,000)
    Minority interest                                       79,000       26,000
    Deferred income taxes                                   51,000      190,000
    Changes in working capital, net of
     acquisitions and divestitures:
      Accounts receivable                                   54,000     (228,000)
      Inventories                                       (1,617,000)    (552,000)
      Restricted cash equivalents                               --      897,000
      Other receivables                                    157,000        2,000
      Prepaid expenses and miscellaneous current assets   (199,000)     120,000
      Accounts payable                                  (2,527,000)  (2,129,000)
      Accrued expenses                                   1,001,000       13,000
      Restructuring reserves                              (137,000)    (426,000)
      Deferred service revenue                             142,000      140,000
      Taxes payable                                         22,000       28,000
                                                        ----------   ----------
            Cash flows used for operating activities    (2,451,000)  (1,190,000)

Cash flows from investment activities:
  Capital expenditures, net of disposals                  (264,000)    (105,000)
  Assets of businesses acquired (1)                       (181,000)    (280,000)
  Other                                                         --        6,000
                                                        ----------   ----------
            Cash flows used for investment activities     (445,000)    (379,000)



                                 (Continued)

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                    1994 (Note 5)       1993
                                                  ----------------     -------
 Cash flows from financing activities:
   Long-term and short-term debt repayments      $  (424,000)       $  (404,000)
   Other                                            (146,000)          (104,000)

                                                  ----------         ----------

    Cash flows used for financing activities        (570,000)          (508,000)
 Impact of changes in foreign currency
  translation                                       (194,000)            20,000
                                                  ----------         ----------

 Decrease in cash and cash equivalents            (3,660,000)        (2,057,000)
 Cash and cash equivalents at the
  beginning of period                              8,133,000         14,052,000
                                                  ----------         ----------
Cash and cash equivalents at the
 end of period                                   $ 4,473,000        $11,995,000
                                                  ==========         ==========
 ---------------------------------

 Cash flow information:

  Interest paid                                  $    31,000        $    46,000
                                                  ==========         ==========

  Income taxes paid (excluding
   payment of long term tax liability)           $    43,000        $   185,000
                                                  ==========         ==========

(1) Acquisitions:
    Inventory                                    $        --        $   (39,000)
    Intangible assets                               (181,000)          (249,000)
    Other assets                                          --             (3,000)
    Accrued expenses                                      --             11,000
                                                  ----------         ----------
                                                 $  (181,000)       $  (280,000)
                                                  ==========         ==========
(2) Non-cash activity:
    Reduction of intangible assets
     to establish deferred tax asset             $        --        $ 2,660,000
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

2.  Inventories
                                               March 31,          December 31,
                                                 1994                 1993
                                              ---------           ------------

    Raw materials                            $ 1,284,000          $ 1,374,000
    Work-in-process                            1,839,000            1,538,000
    Finished goods                            12,542,000           11,311,000
                                              ----------           ----------
                                             $15,665,000          $14,223,000
                                              ==========           ==========
3.  Property

  The following is a schedule of property, plant and equipment:

                                               March 31,          December 31,
                                                 1994                 1993
                                              ---------           ------------

  Land                                       $    10,000          $    10,000
  Buildings                                      224,000              224,000
  Equipment and tooling                       15,760,000           15,591,000
  Leasehold improvements                         683,000              668,000
  Furniture and fixtures                       3,690,000            3,692,000
                                              ----------           ----------
                                              20,367,000           20,185,000
  Less accumulated depreciation
    and amortization                          18,446,000           18,311,000
                                              ----------           ----------
                                             $ 1,921,000          $ 1,874,000
                                              ==========           ==========

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

    At December 31, 1993, the Company had a gross deferred tax asset of $37.1 million, primarily related to net operating loss carryforwards not recognized on the tax return, and a valuation reserve of $35.1 million against that asset. At March 31, 1994, the net deferred tax asset was reduced from approximately $2.2 million at January 1, 1994 to $2.1 million due to the recognition of the utilization of predecessor company net operating losses.

5.  Effect of Corrections

    The Company has amended its financial statements for fiscal 1993 and the first quarter of 1994 to correct accounting errors. These errors principally relate to incorrect service billings to California customers who previously had purchased service contracts from Pactel Meridian Systems
    (PTMS). The contracts were acquired as part of the PTMS acquisition at the end of the third quarter of 1993. Additionally, unrelated errors in the same periods were discovered involving inventories and accruals at the Company's Northwest operating unit. The effects of the corrections are as follows:

Year Ended December 31, 1993

                       As previously reported  Corrections  As restated
                       ----------------------  -----------  -----------

  Revenues                   $102,531,000      $(420,000)  $102,111,000
                              ===========       ========    ===========

  Pre-tax Income             $  3,002,000      $(466,000)  $  2,536,000
                              ===========       ========    ===========

  Net Income                 $  1,682,000      $(317,000)  $  1,365,000
                              ===========       ========    ===========

  Earnings per share         $       0.42      $   (0.08)  $       0.34
                              ===========       ========    ===========


Three Months Ended March 31, 1994

                       As previously reported  Corrections  As restated
                       ----------------------  -----------  -----------
  Revenues                   $ 30,255,000      $(552,000)   $ 29,703,000
                              ===========       ========     ===========

  Pretax Income (Loss)       $    691,000      $(747,000)   $    (56,000)
                              ===========       ========     ===========

  Net Income (loss)          $    295,000      $(437,000)   $   (142,000)
                              ===========       ========     ===========

  Earnings(loss) per share   $       0.07      $   (0.11)   $      (0.04)
                              ===========       ========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
Quarter Ended March 31, 1994 versus March 31, 1993

For the quarter ended March 31, 1994, the Company incurred a net loss of $142 thousand or $(0.04) per share as compared to net income of approximately $239 thousand or $0.06 per share for the first quarter of 1993. The $381 thousand decrease in net income from 1993 is due to a decline in gross margin percentages and a less favorable exchange rate in the earnings of the Company's Canadian subsidiary.

Total net revenue for the first quarter of 1994 increased $5.9 million or 25.1% as compared to the comparable 1993 period. The increase occurred primarily in new equipment sales with a $5.0 million or 28.5% increase over the first quarter 1993. Net revenue from new equipment sales accounted for approximately 76.3% and 74.3% of the total revenue for the first quarter of 1994 and 1993, respectively. The service revenue increased $0.9 million or 15.2% over the 1993 first quarter with the increase primarily from the PTMS acquisition base in
California.   Net revenues from services provided accounted for approximately
23.7% of total revenue in the first quarter of 1994 as compared to 25.7% of total revenue in the first quarter of 1993. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods, however, there are no assurances that the foregoing will occur.

The gross margin percentage for the quarter ended March 31, 1994 was 47.8% as compared to 51.1% for the same period of 1993. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Although new equipment sales carry lower margins, these sales present future service business to the Company. Gross margin on service revenue has declined from 67.4% in the first quarter of 1993 to 53.4% in the first quarter of 1994. The decrease in gross margin on service revenue is primarily due to higher than expected service costs and increased competition in the industry. The Company expects competition will continue to affect the gross margin percentages in the future but not cause a significant deterioration.

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

Operating expenses increased $2.5 million (21.0%) in the first quarter of 1994 versus 1993, however, declined approximately 2% as a percent of sales from the comparable period of 1993. The increase in operating expenses consists of additional expenses resulting from the PTMS customer base acquisitions occurring in the latter part of 1993 and an increase in selling expenses consistent with the 25.1% increase in net revenue. Additionally, operating expenses for the first quarter of 1994 include increased expenses incurred to support the new products and services being offered by the Company, predominantly in the new strategic business units of network services, videoconferencing products and services, as well as a new direct equipment sales program. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Other income, net of $364 thousand for the first quarter of 1994 increased $63
thousand as compared to the same period of 1993.    Other income, net is
substantially comprised of royalty income primarily from NTK America for its sale of equipment designed by the Company. The NTK royalty agreement is in effect through July, 1996. Royalty income for the three months ended March 31, 1994 and 1993 is $413 thousand and $297 thousand, respectively. All other items included in other income, net decreased $53 thousand in the aggregate in the first quarter of 1994 compared to 1993.

In 1993, and continuing into the first quarter of 1994, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PacTel Meridian Systems (PTMS) was consummated during the month of September 1993. Initially, and continuing into the first quarter of 1994, the California region's performance was far below expectations which had a negative impact upon the Company's operating income. In addition, the Company expected that non-recurring expenses related to the absorption of that base would negatively affect the Company's results but not to the extent which occurred.

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


                                   TIE/communications, Inc.

Dated:  November 14, 1994          By:  /s/ George N. Benjamin, III

                                     George N. Benjamin, III
                                     President and Chief Executive Officer


Dated:  November 14, 1994          By:  /s/ Jane E. Closterman
                                     Jane E. Closterman
                                     Corporate Controller