Form 10-Q/A
period 1994-06-30
TIE COMMUNICATIONS INC
filed 1994-11-14
CIK 313309

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


     Date                Class                    Shares Outstanding
June 30, 1994       Common Stock, par                 3,981,338
                    value $.10 per share

                    TIE/communications, Inc. and Subsidiaries

                                     INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1994 and
               December 31, 1993                                         3 - 4

          Consolidated Statements of Operations -
               Six Months Ended June 30, 1994 and 1993                     5

          Consolidated Statements of Operations -
               Three Months Ended June 30, 1994 and 1993                   6

          Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1994 and 1993                   7 - 8

          Notes to Consolidated Financial Statements                     9 - 10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                          11 - 13

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

Item 1.  Financial Statements

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 June 30,        December 31,
                                               1994 (Note 6)     1993 (Note 6)
                                               -------------     -------------
                                                (Unaudited)
Current assets:
 Cash and cash equivalents                      $ 1,428,000        $8,133,000
 Notes and accounts receivable, net
  of allowance for doubtful accounts:
   June 30, 1994 - $1,704,000
   December 31, 1993 - $1,529,000                12,689,000        12,520,000
 Inventories                                     15,880,000        14,223,000
 Restricted cash equivalents                        290,000           290,000
 Current portion of long-term notes receivable      261,000           276,000
 Current deferred tax assets, net                   232,000           232,000
 Prepaid expenses                                   906,000         1,053,000
 Miscellaneous                                    2,343,000         2,154,000
                                               ------------      ------------

   Total current assets                          34,029,000        38,881,000

 Property, net                                    2,000,000         1,874,000
 Intangible assets, net                          20,116,000        19,655,000
 Long-term deferred tax assets, net               1,479,000         1,954,000
 Long-term notes receivable                         354,000           473,000
 Other assets                                       157,000           157,000
                                               ------------      ------------

   Total assets                                 $58,135,000       $62,994,000
                                               ------------      ------------
                                               ------------      ------------



See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,        December 31,
                                       1994 (Note 6)     1993 (Note 6)
                                       -------------     -------------
                                        (Unaudited)
Current liabilities:

 Notes payable and current
  maturities of long-term debt         $ 1,000,000          $1,424,000
 Accounts payable                        4,356,000           7,802,000
 Accrued expenses                       12,598,000          10,665,000
 Restructuring reserves                    221,000             777,000
 Deferred service revenue                9,698,000          10,207,000
 Income taxes payable                    2,109,000           2,353,000
                                       -----------         -----------
   Total current liabilities            29,982,000          33,228,000

Other non-current liabilities              434,000             739,000
Long-term tax liability                  4,338,000           4,370,000
Minority interest                          157,000           1,735,000
                                       -----------         -----------
   Total liabilities                    34,911,000          40,072,000
                                       -----------         -----------

Stockholders' equity:
 Common stock, par value $0.10             399,000             399,000
     Authorized - 10,000,000 shares
     Issued - 3,988,392 shares
     Outstanding - 3,981,338 shares
 Additional paid-in capital             19,217,000          19,217,000
 Retained earnings                       2,692,000           2,408,000
 Common stock in treasury, at cost         (60,000)            (60,000)
                                       -----------         -----------
                                        22,248,000          21,964,000

 Cumulative currency translation
  adjustment                               976,000             958,000
                                       -----------         -----------

   Total stockholders' equity           23,224,000          22,922,000
                                       -----------         -----------

   Total liabilities and
    stockholders' equity               $58,135,000         $62,994,000
                                       -----------         -----------
                                       -----------         -----------

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Six Months Ended June 30,
                                         ---------------------------
                                         1994 (Note 6)      1993
                                         -------------  ------------
 Net revenue:
   Equipment sales                       $  47,099,000  $ 35,304,000
   Services provided                        14,318,000    12,456,000

                                         -------------  ------------
                                            61,417,000    47,760,000
                                         -------------  ------------
 Cost of sales:
   Equipment sales                          25,768,000    18,771,000
   Services provided                         6,233,000     4,661,000
                                         -------------  ------------
                                            32,001,000    23,432,000
                                         -------------  ------------
 Gross margin:
   Equipment sales                          21,331,000    16,533,000
   Services provided                         8,085,000     7,795,000
                                         -------------  ------------
                                            29,416,000    24,328,000
                                         -------------  ------------
                                                  47.9%         50.9%

 Operating expenses                         29,344,000    24,274,000
                                         -------------  ------------

 Operating income from
   consolidated operations                      72,000        54,000

 Interest income                               152,000       444,000
 Interest expense                             (112,000)     (344,000)
 Other income, net                             715,000       740,000
                                         -------------  ------------

 Pretax income                                 827,000       894,000
 Provision for income taxes                    475,000       372,000
                                         -------------  ------------

 Income before minority interest               352,000       522,000
 Minority interest                              68,000        24,000
                                         -------------  ------------

 Net income                              $     284,000  $    498,000
                                         -------------  ------------
                                         -------------  ------------

 Primary and fully diluted income
  per share                              $        0.07  $       0.13
                                         -------------  ------------
                                         -------------  ------------

 Average shares outstanding                  3,981,338     3,981,338


 See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                         Three Months Ended June 30,
                                         ---------------------------
                                         1994 (Note 6)      1993
                                         -------------  ------------
 Net revenue:
   Equipment sales                       $  24,434,000  $ 17,663,000
   Services provided                         7,280,000     6,348,000
                                         -------------  ------------
                                            31,714,000    24,011,000
                                         -------------  ------------
 Cost of sales:
   Equipment sales                          13,533,000     9,156,000
   Services provided                         2,951,000     2,671,000
                                         -------------  ------------
                                            16,484,000    11,827,000
                                         -------------  ------------
 Gross margin:
   Equipment sales                          10,901,000     8,507,000
   Services provided                         4,329,000     3,677,000
                                         -------------  ------------
                                            15,230,000    12,184,000
                                         -------------  ------------
                                                  48.0%         50.7%

 Operating expenses                         14,732,000    12,201,000
                                         -------------  ------------

 Operating income (loss) from
   consolidated operations                     498,000       (17,000)

 Interest income                                85,000       205,000
 Interest expense                              (51,000)     (152,000)
 Other income, net                             351,000       439,000
                                         -------------  ------------

 Pretax income                                 883,000       475,000
 Provision for income taxes                    424,000       218,000
                                         -------------  ------------

 Income before minority interest               459,000       257,000
 Minority interest                              33,000        (2,000)
                                         -------------  ------------

 Net income                              $     426,000  $    259,000
                                         -------------  ------------
                                         -------------  ------------
 Primary and fully diluted income
  per share                              $        0.11  $       0.07
                                         -------------  ------------
                                         -------------  ------------

 Average shares outstanding                 3,981,338     3,981,338


 See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          Six Months Ended June 30,
                                         ---------------------------
                                         1994 (Note 6)      1993
                                         -------------  ------------
 Cash flows from operating activities:
    Net income                           $     284,000  $    498,000
    Adjustments to reconcile net income
     to cash flows from operating
     activities:
        Depreciation and amortization        1,356,000     1,031,000
        Deferred income                        (33,000)      (28,000)
        Minority interest                       68,000        24,000
        Deferred income taxes                  475,000       420,000
        Changes in working capital,
         net of acquisitions and
         divestitures:
          Accounts receivable                 (298,000)      495,000
          Inventories                       (1,825,000)     (535,000)
          Restricted cash equivalents               --     1,382,000
          Other receivables                    152,000       191,000
          Prepaid expenses and
             miscellaneous current assets     (227,000)     (305,000)
          Accounts payable                  (3,393,000)   (1,441,000)
          Accrued expenses                   1,800,000      (378,000)
          Restructuring reserves              (554,000)     (630,000)
          Deferred service revenue            (428,000)     (498,000)
          Taxes payable                       (237,000)       44,000
                                          ------------   -----------

           Cash flows (used for) provided
            by operating activities         (2,860,000)      270,000

 Cash flows from investment activities:
    Capital expenditures, net
     of disposals                             (534,000)     (194,000)
    Assets of businesses acquired (1)         (299,000)     (399,000)
    Purchase of minority interest in
     consolidated subsidiary                (2,551,000)     (796,000)
    Other                                           --       (62,000)
                                         -------------  ------------
           Cash flows used for
            investment activities           (3,384,000)   (1,451,000)




                               (Continued)

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                               Six Months Ended June 30,
                                              ---------------------------
                                              1994 (Note 6)      1993
                                              -------------  ------------
 Cash flows from financing activities:
    Long-term and short-term debt repayments  $    (424,000) $   (430,000)
    Payment of long-term tax liability              (32,000)     (308,000)
    Other                                           122,000       213,000
                                              -------------  ------------

       Cash flows used for financing
        activities                                 (334,000)     (525,000)
 Impact of changes in foreign currency
  translation                                      (127,000)      (36,000)
                                              -------------  ------------

 Decrease in cash and cash equivalents           (6,705,000)   (1,742,000)
 Cash and cash equivalents at the
  beginning of period                             8,133,000    14,052,000
                                              -------------  ------------
 Cash and cash equivalents at the
  end of period                               $   1,428,000  $ 12,310,000
                                              -------------  ------------
                                              -------------  ------------

- - - - ---------------------------------

 Cash flow information:
    Interest paid                             $      62,000  $    343,000
                                              -------------  ------------
                                              -------------  ------------

    Income taxes paid (excluding
     payment of long term tax liability)      $      65,000  $    108,000
                                              -------------  ------------
                                              -------------  ------------

 (1) Acquisitions:
      Inventory                               $         --   $    (39,000)
      Intangible assets                           (299,000)      (368,000)
      Other assets                                      --         (3,000)
      Accrued expenses                                  --         11,000

                                              -------------  ------------

                                              $    (299,000) $   (399,000)
                                              -------------  ------------
                                              -------------  ------------
 (2) Non-cash activity:
      Reduction of intangible assets
          to establish deferred tax asset     $          --  $  2,660,000
                                              -------------  ------------
                                              -------------  ------------

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

2.  Inventories
                                             June 30,    December 31,
                                               1994         1993
                                          -------------  ------------

    Raw materials                         $   1,247,000  $  1,374,000
    Work-in-process                           2,213,000     1,538,000
    Finished goods                           12,420,000    11,311,000
                                          -------------  ------------
                                          $  15,880,000  $ 14,223,000
                                          -------------  ------------
                                          -------------  ------------

3.  Property

    The following is a schedule of property, plant and equipment:

                                             June 30,    December 31,
                                               1994         1993
                                          -------------  ------------
    Land                                  $      10,000  $     10,000
    Buildings                                   224,000       224,000
    Equipment and tooling                    15,014,000    15,591,000
    Leasehold improvements                      754,000       668,000
    Furniture and fixtures                    3,694,000     3,692,000
                                          -------------  ------------

                                             19,696,000    20,185,000
    Less accumulated depreciation
     and amortization                        17,696,000    18,311,000
                                          -------------  ------------
                                          $   2,000,000  $  1,874,000
                                          -------------  ------------
                                          -------------  ------------

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

    At December 31, 1993, the Company had a gross deferred tax asset of $37.1 million, primarily related to net operating loss carryforwards not recognized on the tax return, and a valuation reserve of $35.1 million against that asset. At June 30, 1994, the net deferred tax asset was reduced from approximately $2.2 million at January 1, 1994 to $1.7 million due to the recognition of the utilization of predecessor company net operating losses.

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

6.  Effect of Corrections

    The Company has amended its financial statements for fiscal 1993 and the first and second quarters of 1994 to correct accounting errors. These errors principally relate to incorrect service billings to California customers who previously had purchased service contracts from Pactel Meridian Systems (PTMS). The contracts were acquired as part of the PTMS acquisition at the end of the third quarter of 1993. Additionally, unrelated errors in the same periods were discovered involving inventories and accruals at the Company's Northwest operating unit. The effects of the corrections are as follows:

Year Ended December 31, 1993

                     As previously reported      Corrections      As restated
                     ----------------------      -----------      -----------


  Revenues               $102,531,000            $  (420,000)     $102,111,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Pre-tax Income         $  3,002,000            $  (466,000)     $  2,536,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Net Income             $  1,682,000            $  (317,000)     $  1,365,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Earnings per share     $       0.42            $     (0.08)     $       0.34
                         ------------            -----------      ------------
                         ------------            -----------      ------------


Three Months Ended June 30, 1994

                     As previously reported      Corrections      As restated
                     ----------------------      -----------      -----------

  Revenues               $ 31,636,000            $    78,000      $ 31,714,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Pretax Income          $    993,000            $  (110,000)     $    883,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Net Income             $    467,000            $   (41,000)     $    426,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Earnings per share     $       0.12            $     (0.01)     $       0.11
                         ------------            -----------      ------------
                         ------------            -----------      ------------
Six Months Ended June 30, 1994

                     As previously reported      Corrections      As restated
                     ----------------------      -----------      -----------

  Revenues               $ 61,891,000            $  (474,000)     $ 61,417,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Pretax Income          $  1,684,000            $  (857,000)     $    827,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------

  Net Income             $    762,000            $  (478,000)     $    284,000
                         ------------            -----------      ------------
                         ------------            -----------      ------------


  Earnings per share     $       0.19            $     (0.12)     $       0.07
                         ------------            -----------      ------------
                         ------------            -----------      ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Six Months and Three Months Ended June 30, 1994 versus June 30, 1993

For the quarter ended June 30, 1994, the Company generated net income of $426 thousand or $0.11 per share as compared to net income of approximately $259 thousand or $0.07 per share for the second quarter of 1993. For the six months ended June 30, 1994, the Company generated net income of $284 thousand or $0.07 per share as compared to net income of $498 thousand or $0.13 per share for the comparable 1993 period. The reduction in net income for the six months ended June 30, 1994 over 1993 is due primarily to a decline in gross margin percentage and less favorable exchange rates affecting the earnings of the Company's Canadian subsidiary.

Total net revenue for the second quarter of 1994 and the first six months of 1994 increased $7.7 million or 32.1% and $13.7 million or 28.6%, respectively, from the comparable 1993 periods. The increases occurred primarily in new equipment sales with a $6.8 million or 38.3% increase over the second quarter 1993 and $11.8 million or 33.4% increase over the first six months of 1993. Net revenue from new equipment sales accounted for approximately 77.0% and 73.6% of the total revenue for the second quarter of 1994 and 1993, respectively, and 76.7% and 73.9% of the total revenue for the first six months of 1994 and 1993, respectively. The service revenue increased $1.9 million or 14.9% in the first six months of 1994 over the comparable 1993 period with the increase primarily
from the PTMS acquisition base in California.   Net revenues from services
provided accounted for approximately 23.0% of total revenue in the second quarter of 1994 as compared to 26.4% of total revenue in the second quarter of 1993 and 23.3% of total revenue in the first six months of 1994 as compared to 26.1% in the comparable 1993 period. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods, however, there are no assurances that the foregoing will occur.

The gross margin percentage for the quarter and six months ended June 30, 1994 was 48.0% and 47.9%, respectively, as compared to 50.7% and 50.9% for the same periods of 1993. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Although new equipment sales carry lower margins, these sales present future service business to the Company. The gross margin on service revenue has declined from 62.6% in the first six months of 1993 to 56.5% in the first six months of 1994. The decrease in gross margins on service revenue is primarily due to higher than expected service costs and increased competition. The Company expects that competition will continue to affect the gross margin percentages in the future but not cause a significant deterioration, although there are no assurances that this will occur.

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

Operating expenses in the second quarter and the first six months of 1994 increased $2.5 million (20.7%) and $5.1 million (20.9%), respectively, over the comparable 1993 periods. Operating expenses as a percent of sales, however, decreased to 46.5% and 47.8%, respectively, in the second quarter of 1994 and the first six months of 1994 as compared to 50.8% in both comparable periods of 1993. The increase in operating expenses consists of additional expenses resulting from customer base acquisitions occurring in the latter part of 1993 and an increase in selling expenses consistent with the increases in net revenue of 32.1% and 28.6% in the quarter and year-to-date periods, respectively, over the same periods of 1993. Additionally, operating expenses for the second quarter and first six months of 1994 also include increased expenses incurred to support the new products and services being offered by the Company, predominantly in the new strategic business units of network services, videoconferencing products and services, as well as a new direct equipment sales program. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Other income, net of $715 thousand for the first six months of 1994 decreased $25 thousand as compared to the same period of 1993. Other income, net is substantially comprised of royalty income primarily from NTK America for its sale of equipment designed by the Company. The NTK royalty agreement is in effect through July, 1996. Royalty income for the six months ended June 30,
1994 and 1993, is $802 thousand and $641 thousand, respectively.   All other
items included in Other income, net decreased $186 thousand in the aggregate in the first six months of 1994 compared to 1993.

In 1993, and continuing into the second quarter of 1994, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PacTel Meridian Systems (PTMS) was consummated during the month of September 1993. Initially, and continuing into the second quarter of 1994, the California region's performance was far below expectations which had a
negative impact upon the Company's operating income.   In addition, the Company
expected that non-recurring expenses related to the absorption of that base would negatively affect the Company's results but not to the extent which occurred.


Inflation

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1994 totalled $1.4 million, a decrease of $6.7 million from December 31, 1993. During the first six months of 1994, the Company used approximately $2.9 million of cash for operating activities, including inventory purchases, reduction of accounts payable and $0.6 million in legal settlements. In June 1994, approximately $2.5 million was used to purchase all of the outstanding 2.251 million minority shares of the Company's Canadian subsidiary resulting in a 100% ownership interest by the Company. Additionally, the Company used approximately $0.5 million for net capital expenditures, $0.3 million to expand its service network and $0.4 million for debt repayments.

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


                                   TIE/communications, Inc.

Dated:  November 14, 1994          By: \s\George N. Benjamin, III
                                       -------------------------------------
                                       George N. Benjamin, III
                                       President and Chief Executive Officer


Dated:  November 14, 1994          By: \s\Jane E. Closterman
                                       -------------------------------------
                                       Jane E. Closterman
                                       Corporate Controller