Form 10-Q
period 1994-09-30
TIE COMMUNICATIONS INC
filed 1994-11-14
CIK 313309

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                         OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

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

                              Yes  X    No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Date                 Class           Shares Outstanding
- - - - ------------------    --------------------   ------------------
September 30, 1994    Common Stock, par           3,981,338
                      value $.10 per share



                   TIE/communications, Inc. and Subsidiaries

                                     INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

            Consolidated Balance Sheets - September 30, 1994 and
               December 31, 1993                                   3 - 4

            Consolidated Statements of Operations -
               Nine Months Ended September 30, 1994 and 1993         5

            Consolidated Statements of Operations -
               Three Months Ended September 30, 1994 and 1993        6

            Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1994 and 1993       7 - 8

            Notes to Consolidated Financial Statements             9 - 10

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                11 - 14

PART II.    OTHER INFORMATION                                        14

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

Item 1.  Financial Statements

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 September 30,    December 31,
                                                      1994        1993 (Note 6)
                                                 -------------    -------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                       $   456,000      $ 8,133,000
  Notes and accounts receivable, net
    of allowance for doubtful accounts:
    September 30, 1994 - $2,091,000
    December 31, 1993 - $1,529,000                 14,160,000       12,520,000
  Inventories                                      15,735,000       14,223,000
  Restricted cash equivalents                         232,000          290,000
  Current portion of long-term notes receivable       232,000          276,000
  Current deferred tax assets, net                    232,000          232,000
  Prepaid expenses                                  1,124,000        1,053,000
  Miscellaneous                                     2,594,000        2,154,000
                                                  -----------      -----------
      Total current assets                         34,765,000       38,881,000

Property, net                                       2,007,000        1,874,000
Intangible assets, net                             19,871,000       19,655,000

Long-term deferred tax assets, net                  1,324,000        1,954,000
Long-term notes receivable                            428,000          473,000
Other assets                                          154,000          157,000
                                                  -----------      -----------
      Total assets                                $58,549,000      $62,994,000
                                                  ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,    December 31,
                                                      1994        1993 (Note 6)
                                                 -------------    -------------
                                                  (Unaudited)
Current liabilities:
  Notes payable and current
    maturities of long-term debt                  $ 2,500,000      $ 1,424,000
  Accounts payable                                  5,327,000        7,802,000
  Accrued expenses                                 11,479,000       10,665,000
  Restructuring reserves                              109,000          777,000
  Deferred service revenue                          9,595,000       10,207,000
  Income taxes payable                              2,108,000        2,353,000
                                                  -----------      -----------
       Total current liabilities                   31,118,000       33,228,000

Other non-current liabilities                         353,000          739,000
Long-term tax liability                             3,397,000        4,370,000
Minority interest                                     144,000        1,735,000
                                                  -----------      -----------
       Total liabilities                           35,012,000       40,072,000
                                                  -----------      -----------
Stockholders' equity:
  Common stock, par value $0.10                       399,000          399,000
           Authorized - 10,000,000 shares
           Issued - 3,988,392 shares
           Outstanding - 3,981,338 shares
  Additional paid-in capital                       19,217,000       19,217,000
  Retained earnings                                 2,840,000        2,408,000
  Common stock in treasury, at cost                   (60,000)         (60,000)
                                                  -----------      -----------
                                                   22,396,000       21,964,000

  Cumulative currency translation adjustment        1,141,000          958,000
                                                  -----------      -----------
       Total stockholders' equity                  23,537,000       22,922,000

                                                  -----------      -----------
       Total liabilities and stockholders'
         equity                                   $58,549,000      $62,994,000
                                                  ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                 1994 (Note 6)         1993
                                                 -------------    --------------
Net revenue:
  Equipment sales                                 $71,368,000      $53,714,000
  Services provided                                21,878,000       18,979,000
                                                  -----------      -----------
                                                   93,246,000       72,693,000
                                                  -----------      -----------
Cost of sales:
  Equipment sales                                  39,770,000       28,693,000
  Services provided                                 9,591,000        7,573,000
                                                  -----------      -----------
                                                   49,361,000       36,266,000
                                                  -----------      -----------
Gross margin:
  Equipment sales                                  31,598,000       25,021,000
  Services provided                                12,287,000       11,406,000
                                                  -----------      -----------
                                                   43,885,000       36,427,000
                                                  -----------      -----------
                                                         47.1%            50.1%

Operating expenses                                 43,973,000       36,526,000
                                                  -----------      -----------
Operating loss from
  consolidated operations                             (88,000)         (99,000)

Interest income                                       206,000          617,000
Interest expense                                     (138,000)        (466,000)
Other income, net                                   1,137,000        1,433,000
                                                  -----------      -----------

Pretax income                                       1,117,000        1,485,000
Provision for income taxes                            630,000          664,000
                                                  -----------      -----------


Income before minority interest                       487,000          821,000
Minority interest                                      55,000           88,000
                                                  -----------      -----------

Net income                                        $   432,000      $   733,000
                                                  ===========      ===========
Primary and fully diluted income per share        $      0.11      $      0.18
                                                  ===========      ===========
Average shares outstanding                          3,981,338        3,981,338

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1994              1993
                                                -------------     --------------
Net revenue:
  Equipment sales                                $24,269,000       $18,410,000
  Services provided                                7,560,000         6,523,000
                                                 -----------       -----------
                                                  31,829,000        24,933,000
                                                 -----------       -----------
Cost of sales:
  Equipment sales                                 14,002,000         9,922,000
  Services provided                                3,358,000         2,912,000
                                                 -----------       -----------
                                                  17,360,000        12,834,000
                                                 -----------       -----------
Gross margin:
  Equipment sales                                 10,267,000         8,488,000
  Services provided                                4,202,000         3,611,000
                                                 -----------       -----------
                                                  14,469,000        12,099,000
                                                 -----------       -----------
                                                        45.5%             48.5%

Operating expenses                                14,629,000        12,252,000
                                                 -----------       -----------

Operating loss from
  consolidated operations                           (160,000)         (153,000)

Interest income                                       54,000           173,000
Interest expense                                     (26,000)         (122,000)
Other income, net                                    422,000           693,000

                                                 -----------       -----------

Pretax income                                        290,000           591,000
Provision for income taxes                           155,000           292,000
                                                 -----------       -----------

Income before minority interest                      135,000           299,000
Minority interest                                    (13,000)           64,000
                                                 -----------       -----------

Net income                                       $   148,000       $   235,000
                                                 ===========       ===========
Primary and fully diluted income per share       $      0.04       $      0.06
                                                 ===========       ===========
Average shares outstanding                         3,981,338         3,981,338

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                 1994 (Note 6)         1993
                                                 -------------    --------------
Cash flows from operating activities:
    Net income                                    $   432,000      $   498,000
    Adjustments to reconcile net income
        to cash flows from operating activities:
        Depreciation and amortization               2,075,000        1,031,000
        Deferred income                                11,000          (28,000)
        Minority interest                              55,000           24,000
        Deferred income taxes                         630,000          420,000
        Changes in working capital, net of
          acquisitions and divestitures:
            Accounts receivable                    (1,683,000)         495,000
            Inventories                            (1,562,000)        (535,000)
            Restricted cash equivalents                58,000        1,382,000
            Other receivables                         (84,000)         191,000
            Prepaid expenses and miscellaneous
              current assets                         (437,000)        (305,000)
            Accounts payable                       (2,453,000)      (1,441,000)
            Accrued expenses                          474,000         (378,000)
            Restructuring reserves                   (667,000)        (630,000)
            Deferred service revenue                 (589,000)        (498,000)
            Taxes payable                            (243,000)          44,000
                                                  -----------      -----------
              Cash flows (used for) provided by

                operating activities               (3,983,000)         270,000

Cash flows from investment activities:
    Capital expenditures, net of disposals           (746,000)        (194,000)
    Assets of businesses acquired (1)                (429,000)        (399,000)
    Purchase of minority interest in
      consolidated subsidiary                      (2,596,000)        (796,000)
    Other                                               1,000          (62,000)
                                                  -----------      -----------
              Cash flows used for investment
                activities                         (3,770,000)      (1,451,000)

                                  (Continued)

See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                 1994 (Note 6)         1993
                                                 -------------    --------------
Cash flows from financing activities:
    Long-term and short-term borrowings           $ 2,500,000      $        --
    Long-term and short-term debt repayments       (1,424,000)        (430,000)
    Payment of long-term tax liability               (973,000)        (308,000)
    Other                                              79,000          213,000
                                                  -----------      -----------
        Cash flows provided by (used for)
          financing activities                        182,000         (525,000)
Impact of changes in foreign currency
  translation                                        (106,000)         (36,000)
                                                  -----------      -----------

Decrease in cash and cash equivalents              (7,677,000)      (1,742,000)
Cash and cash equivalents at the
  beginning of period                               8,133,000       14,052,000
                                                  -----------      -----------
Cash and cash equivalents at the
  end of period                                   $   456,000      $12,310,000
                                                  ===========      ===========
- - - - ---------------------------------

Cash flow information:
    Interest paid                                 $   163,000      $   343,000
                                                  ===========      ===========
    Income taxes paid (excluding

      payment of long term tax liability)         $   109,000      $   108,000
                                                  ===========      ===========
(1) Acquisitions:
    Inventory                                     $        --      $   (39,000)
    Intangible assets                                (429,000)        (368,000)
    Other assets                                           --           (3,000)
    Accrued expenses                                       --           11,000
                                                  -----------      -----------
                                                  $  (429,000)     $  (399,000)
                                                  ===========      ===========
(2) Non-cash activity:
    Reduction of intangible assets
      to establish deferred tax asset             $        --      $ 2,660,000
                                                  ===========      ===========


         See accompanying Notes to Consolidated Financial Statements.

                   TIE/communications, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated. Certain amounts previously reported have been reclassified to conform with revised classifications adopted in the first nine months of 1994.

2.  Inventories

                  September 30,   December 31,
                      1994            1993
                  -------------   ------------
Raw materials      $ 1,249,000    $ 1,374,000
Work-in-process      2,099,000      1,538,000
Finished goods      12,387,000     11,311,000
                   -----------    -----------
                   $15,735,000    $14,223,000
                   ===========    ===========

3.  Property

The following is a schedule of property, plant and equipment:


                                               September 30,   December 31,
                                                   1994            1993
                                               -------------   ------------
Land                                            $    10,000     $    10,000
Buildings                                           224,000         224,000
Equipment and tooling                            15,041,000      15,591,000
Leasehold improvements                              997,000         668,000
Furniture and fixtures                            3,656,000       3,692,000
                                                -----------     -----------
                                                 19,928,000      20,185,000
Less accumulated depreciation and amortization   17,921,000      18,311,000
                                                -----------     -----------
                                                $ 2,007,000     $ 1,874,000
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

At December 31, 1993, the Company had a gross deferred tax asset of $37.1 million, primarily related to net operating loss carryforwards not recognized on the tax return, and a valuation reserve of $35.1 million against that asset. At September 30, 1994, the net deferred tax asset was reduced from approximately $2.2 million at January 1, 1994 to $1.6 million due to the recognition of the utilization of predecessor company net operating losses.

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

Year Ended December 31, 1993
- - - - ----------------------------
                          As previously reported  Corrections  As restated
                          ----------------------  -----------  ------------
Revenues                       $102,531,000        $(420,000)  $102,111,000
                               ============        =========   ============
Pre-tax Income                 $  3,002,000        $(466,000)  $  2,536,000
                               ============        =========   ============
Net Income                     $  1,682,000        $(317,000)  $  1,365,000
                               ============        =========   ============
Earnings per share             $       0.42        $   (0.08)  $       0.34
                               ============        =========   ============
Three Months Ended March 31, 1994
- - - - ---------------------------------
                          As previously reported  Corrections  As restated
                          ----------------------  -----------  ------------
Revenues                       $ 30,255,000        $(552,000)  $ 29,703,000
                               ============        =========   ============
Pre-tax Income (Loss)          $    691,000        $(747,000)  $    (56,000)
                               ============        =========   ============
Net Income (Loss)              $    295,000        $(437,000)  $   (142,000)
                               ============        =========   ============
Earnings(Loss) per share       $       0.07        $   (0.11)  $      (0.04)
                               ============        =========   ============
Three Months Ended June 30, 1994
- - - - --------------------------------
                          As previously reported  Corrections  As restated
                          ----------------------  -----------  ------------
Revenues                       $ 31,636,000        $  78,000   $ 31,714,000
                               ============        =========   ============
Pre-tax Income                 $    993,000        $(110,000)  $    883,000
                               ============        =========   ============
Net Income                     $    467,000        $ (41,000)  $    426,000
                               ============        =========   ============
Earnings per share             $       0.12        $   (0.01)  $       0.11
                               ============        =========   ============
Six Months Ended June 30, 1994
- - - - ------------------------------
                          As previously reported  Corrections  As restated
                          ----------------------  -----------  ------------
Revenues                       $ 61,891,000        $(474,000)  $ 61,417,000
                               ============        =========   ============

Pretax Income                  $  1,684,000        $(857,000)  $    827,000
                               ============        =========   ============
Net Income                     $    762,000        $(478,000)  $    284,000
                               ============        =========   ============
Earnings per share             $       0.19        $   (0.12)  $       0.07
                               ============        =========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Nine Months and Three Months Ended September 30, 1994 versus September 30, 1993

For the quarter ended September 30, 1994, the Company generated net income of $148 thousand or $0.04 per share as compared to net income of approximately $235 thousand or $0.06 per share for the third quarter of 1993. For the nine months ended September 30, 1994, the Company generated net income of $432 thousand or $0.11 per share as compared to net income of $733 thousand or $0.18 per share for the comparable 1993 period. The reduction in net income for the nine months ended September 30, 1994 over 1993 is due primarily to a decline in gross margin percentages and less favorable exchange rates affecting the earnings of the Company's Canadian subsidiary. Fiscal 1993 includes $400,000 in non-operating revenue relating to the relocation of the Corporate offices to Overland Park, Kansas.

Total net revenue for the third quarter of 1994 and the first nine months of 1994 increased $6.9 million or 27.7% and $20.6 million or 28.3%, respectively, from the comparable 1993 periods. The increases occurred primarily in new equipment sales with a $5.9 million or 31.8% increase over the third quarter 1993 and $17.7 million or 32.9% increase over the first nine months of 1993.
Net revenue from new equipment sales accounted for approximately 76.2% and 73.8% of the total revenue for the third quarter of 1994 and 1993, respectively, and 76.5% and 73.9% of the total revenue for the first nine months of 1994 and 1993, respectively. The service revenue increased $2.9 million or 15.3% in the first nine months of 1994 over the comparable 1993 period with the increase primarily from the PTMS acquisition base in California. Net revenues from services provided accounted for approximately 23.8% of total revenue in the third quarter of 1994 as compared to 26.4% of total revenue in the third quarter of 1993 and 23.5% of total revenue in the first nine months of 1994 as compared to 26.1% in the comparable 1993 period. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods, however, there are no assurances that the foregoing will occur.

The gross margin percentage for the quarter and nine months ended September 30, 1994 was 45.5% and 47.1%, respectively, as compared to 48.5% and 50.1% for the same periods of 1993. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Although new equipment sales carry lower margins, these sales present future service business to the Company. The gross margin on new equipment sales and service revenue has declined from 46.6% and 60.1% in the first nine months of 1993 to 44.3% and 56.2% in the first nine months of 1994. The decrease in gross margins on new equipment sales for the nine months of 1994 compared to 1993 is due to the change in sales mix of new equipment. The decrease in gross margins on service revenue for the nine months of 1994 compared to 1993, is primarily due to higher than expected service costs and
increased competition.   The Company expects competition will continue to affect
the gross margin percentages in the future but not cause a significant deterioration, although there are no assurances that this will occur.

Another factor that may affect the Company's gross margin percentage in the more distant future relates to the Company's agreement with NTK America. Under that agreement, the Company is provided with the most favorable purchase prices on
NTK America products for the duration of the agreement.   The agreement has been
extended until July 2001. It is anticipated that if NTK America does not invest in research and development to advance the technology and improve the cosmetics of the products, the marketability of these products will decline. Although the Company has agreed to provide an incentive to NTK America to invest in such research and development, the Company cannot guarantee that NTK America will perform future development on these products. Therefore, the Company cannot estimate the impact of the foregoing on future gross margin at this time.

Operating expenses in the third quarter and the first nine months of 1994 increased $2.4 million (19.4%) and $7.4 million (20.4%), respectively, over the comparable 1993 periods. Operating expenses as a percent of sales, however, decreased to 46.0% and 47.1%, respectively, in the third quarter of 1994 and the first nine months of 1994 as compared to 49.1% and 50.3% in both comparable periods of 1993. The increase in operating expenses consists of additional expenses resulting from customer base acquisitions occurring in the latter part of 1993 and an increase in selling expenses consistent with the increases in net revenue of 27.7% and 28.3% in the quarter and year-to-date periods, respectively, over the same periods of 1993. Additionally, operating expenses for the third quarter and first nine months of 1994 also include increased expenses incurred to support the new products and services being offered by the Company, predominantly in the new strategic business units of network services, videoconferencing products and services, as well as a new direct equipment sales program. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Other income, net decreased $296 thousand for the first nine months of 1994 as compared to the same period of 1993. Other income, net is substantially comprised of royalty income primarily from NTK America for its sale of equipment designed by the Company. The NTK royalty agreement is in effect through July,
1996.   Royalty income for the nine months ended September 30, 1994 and 1993 is
$1,211,000 and $1,067,000, respectively. Also included in 1993 other income, net is the net gain of approximately $400,000 relating to the relocation of the Corporate offices to Overland Park, Kansas.

In 1993, and continuing into the third quarter of 1994, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PacTel Meridian Systems (PTMS) was consummated during the month of September 1993. Initially, and continuing into the third quarter of 1994, the California region performance was far below expectations which had a negative impact upon the Company's operating income. In addition, the Company expected that non-recurring expenses related to the absorption of that base would negatively affect the Company's results but not to the extent which occurred.

Inflation

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1994 totalled $0.5 million, a decrease of $7.6 million from December 31, 1993. During the first nine months of 1994, the Company used approximately $4.0 million of cash for operating activities, including inventory purchases, reduction of accounts payable and $0.6 million in legal settlements. In the first nine months of 1994, approximately $2.5 million was used to purchase all of the outstanding 2.251 million minority shares of the Company's Canadian subsidiary resulting in a 100% ownership interest by the Company. Additionally, the Company used approximately $1.0 million for payment of long-term tax liability, $0.7 million for net capital expenditures, $0.4 million to expand its service network and $1.4 million for debt repayments, including $1.0 million payment of the note payable to PTMS in the third quarter 1994 related to the 1993 acquisition of certain assets of PTMS. In the third quarter of 1994, $2.5 million was provided from borrowing funds under its revolving line of credit as discussed below.

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

The Company believes sufficient cash resources exist to support its short-term needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of September 30, 1994 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company borrowed under this line of credit during the third quarter and $2,500,000 of borrowings were outstanding as of September 30, 1994.

Although the Company's operating results have improved significantly since the reorganization, the industry in which the Company is engaged is characterized by intense competition and this factor, coupled with the effect of an uncertain economic recovery, makes the future results of the Company extremely difficult to predict.

The Company does not anticipate a need for long-term financing at this time. If the need for long- term financing should arise, management believes it could be available if the Company continues a trend of profitability. The Company is not certain of the cost, terms and conditions upon which such financing might be available.

At September 30, 1994 the Company did not have any material commitments for capital expenditures.

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

                                      TIE/communications, Inc.

Dated: November 14, 1994              By: /s/ George N. Benjamin, III
                                          George N. Benjamin, III
                                          President and Chief Executive Officer

Dated: November 14, 1994              By: /s/ Jane E. Closterman
                                          Jane E. Closterman
                                          Corporate Controller

                                 EXHIBIT INDEX

Exhibit No.
- - - - -----------

    27       Financial Data Schedule