Form 10-K405
TIE COMMUNICATIONS INC
filed 1995-03-30
CIK 313309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----     EXCHANGE ACT OF 1934 (Fee Required).

For the fiscal year ended DECEMBER 31, 1994

                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the transition period from __________ to __________.

                          Commission File Number 1-7960

                            TIE/COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                      06-0872068
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

8500 W. 110th Street, Overland Park, Kansas           66210
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

Registrant's telephone number, including area code:  (913) 344-0400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

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

                    Yes     X      No
                          -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,230,172 as of February 28, 1995. For purposes of the foregoing statement only, directors and officers of the registrant and holders of 5% or more of the registrant's common stock have been assumed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes     X      No
                          -----       -----

As of February 28, 1995, 3,981,338 shares of common stock of the registrant were outstanding.

Documents incorporated by reference: Part III: registrant's proxy statement prepared in connection with its 1995 annual meeting of stockholders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

          TIE/communications, Inc. ("TIE", and together with its subsidiaries, the "Company") is engaged in the sale, installation and servicing of telecommunications products, services and software. The Company's principal products are multi-featured, fully electronic, digitally controlled key systems, private automated branch exchange ("PABX") systems and hybrid telephone systems, voice response and processing products with computer telephone integration hardware and software, video conferencing systems and network services including long distance products as well as preowned phone systems, which are primarily for business use. The Company's products also include other peripheral data and telecommunications products. In addition, the Company not only sells telecommunications equipment but offers a variety of lease and rental programs to its customers.

          The Company sells, installs and services its products through a North American network of approximately 59 sales, service and warehouse facilities located throughout Canada and major U.S. metropolitan areas in Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Mexico, New Jersey, New York, North Carolina, Ohio, Oregon, Texas, Utah, Virginia and Washington. For certain financial information by geographic area, refer to Note 16 to the Consolidated Financial Statements included herein.

          The Company's current business strategy focuses on its North American installation and service operations. In connection with implementing its business strategy, the Company is seeking to expand its business by offering customers and potential customers a broader range of products and through the acquisition of additional information distribution related businesses. Consistent with its business strategy, in 1991 the Company discontinued its sales to Distributors in all territories other than Canada, and in 1992 the Company discontinued its sales to Distributors in Canada, in connection with the NTK America Corporation ("NTK America") transactions described below under "Sales and Marketing". See also Item 7. This business strategy has resulted, and will likely continue to result, in a substantial decline in the Company's research and development activities, as the Company becomes primarily a seller and provider of service and software for the telecommunications and information distribution market place.

          On September 17, 1993 TIE acquired substantially all of the non-Northern Telecom manufactured key/hybrid telephone equipment customer base of PacTel Meridian Systems ("PTMS"). The acquisition, which was effected pursuant to an asset purchase agreement, included the acquisition and assignment of contracts with customers and customer lists, together with inventory, vehicles and other equipment of PTMS appropriate to service the customer base. Certain liabilities of PTMS, directly related to the customer base, were also assumed by TIE at closing. The liabilities consisted primarily of prepaid maintenance contracts and warranty reserves. TIE and PTMS are not related and have no other material relationship. It is TIE's understanding that PTMS is a California general partnership which is 80% owned by Northern Telecom, Inc. ("Northern Telecom").

          Pursuant to the asset purchase agreement, the Company purchased the customer base, together with inventory and other equipment of PTMS for an aggregate purchase price of $7,047,472. The liabilities assumed by the Company of $3,653,271 directly reduced the amount of consideration paid to PTMS for the acquired assets. The net purchase price of $3,394,201, was effected by: (a) a cash payment to PTMS of $2,428,843 at the closing; (b) issuance of a note payable by the Company of $1,000,000 due to PTMS, and subsequently paid, one year from closing with interest at eight percent per annum; and (c) a subsequent payment of $34,642 by PTMS to the Company to reflect final adjustments to the purchase price.

          As an inducement to complete the acquisition, Northern Telecom has guaranteed certain levels of revenue from the acquired customer base for a period of three years after closing. If those revenue levels are not achieved, and the Company purchases at least 75% of its volume commitment, as discussed below, Northern Telecom will provide TIE with equipment purchase credits up to $2,000,000, thus effectively reducing the purchase price of the acquisition. At the acquisition date, TIE anticipated that, at the historical and expected rate of deterioration of the customer base revenues, Northern Telecom would be required to provide TIE with equipment credits at the end of the third year. During the period from September 17, 1993 through December 31, 1994, revenue from the acquisition was below the guaranteed levels and minimum equipment purchases were achieved. In connection with the agreement, TIE became a Norstar key system distributor in conjunction with certain customer service requirements for the acquired base and in order to provide a distribution channel in connection with the equipment credit agreement. This acquisition complemented the Company's existing operations in California of 4,000 active customers by adding 14,000 new active customers and 22,000 inactive customers whose primary telephone equipment was TIE product and other products compatible with the business.

          During 1993, the Company entered into a distribution agreement with Northern Telecom for its digital key system product through TIE's U.S. sales and service network. In connection with that agreement the Company entered into an annual equipment purchase agreement whereby the Company selects the volume of purchases and is able to receive discounts on those equipment purchases. The greater the purchase commitment, the larger the discount received by the Company. At December 31, 1994 the Company is required to purchase $7.5 million of equipment (net of product discounts) in 1995.

          On June 15, 1994, the Company's Canadian subsidiary, TIE Telecommunications Canada, Limited ("TIE Canada"), through a tender offer, redeemed all of its outstanding 2.251 million minority-owned shares for approximately $2.6 million U.S. dollars in cash, making it a wholly-owned subsidiary of the Company.

          TIE is a Delaware corporation, organized in 1971. Its principal executive offices are located at 8500 West 110th Street, Overland Park, Kansas 66210, and its telephone number is (913) 344-0400.

REORGANIZATION OF THE COMPANY

          On April 8, 1991, TIE and 24 of its domestic subsidiaries (a 25th subsidiary filed on April 19, 1992) filed petitions under Chapter 11 of the United States Bankruptcy Code. By virtue thereof, the Company continued to manage its affairs and operate its business as a debtor-in-possession under supervision of the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). In connection with the bankruptcy filings, the Company solicited and obtained from HCR Partners, an Illinois general partnership and the Company's principal senior secured creditor ("HCR"), an agreement respecting reorganization of the Company as subsequently reflected in the First Amended Joint Plan of Reorganization (the "Plan"). The Plan, which was confirmed by the Bankruptcy Court and became effective on July 1, 1991, provided, among other things, for (i) the exchange by HCR Partners of a $31,593,750 principal amount senior secured note issued by the Company and guaranteed by certain of TIE's subsidiaries (the "HCR Note") for an approximate 75% fully diluted interest in TIE's new common stock, par value $0.10 per share (the "New Common Stock"); and
(ii) the issuance to the holders of record of TIE's old common stock, par value $0.05 per share (the "Old Common Stock"), of one share of New Common Stock in exchange for every 35 shares of Old Common Stock held by such persons, with the New Common Stock thereby issued aggregating approximately 25% of the outstanding New Common Stock. The Plan further provided for the deferred payment of certain of the Company's tax liabilities over six years at statutory interest rates. Other than with respect to the deferred payment of state and federal tax liabilities and arrangements with HCR in respect of the HCR Note, all other bona fide prepetition liabilities of the Company were to be paid in full under the Plan.

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

          On the effective date of the Plan, by agreement between Marmon Holdings, Inc., a Delaware corporation ("Marmon"), and The Pritzker Family Philanthropic Fund (the "Fund"), the partners of HCR, HCR was liquidated. In conjunction therewith, the Company has been advised that the shares of New Common Stock which were to be distributed pro rata to the partners of

HCR were distributed 60% to Marmon and 40% to the Fund. Accordingly, Marmon currently beneficially owns 45% of the New Common Stock and the Fund currently beneficially owns 30% of the New Common Stock.

          The Company and HCR entered into a Voting Agreement dated as of June 18, 1991 (the "Voting Agreement"), which provided, subject to certain limitations, that until July 1, 1994 all voting securities of the Company beneficially owned by HCR and its affiliates would, in connection with the election of "minority designees" (as defined in the Voting Agreement), be voted by such persons pro rata in the same manner and proportion that votes of other stockholders of the Company have been cast. In connection with the liquidation of HCR, Marmon and the Fund assumed HCR's obligations under the Voting Agreement. Inasmuch as the Voting Agreement has expired, all Directors of the Company are now nominated by the Nominating Committee of the Board of Directors.

          The Company and HCR also entered into a Revolving Credit Agreement, dated as of June 18, 1991, as thereafter amended (the "Credit Agreement"). Pursuant to the Credit Agreement, HCR agreed to make available to the Company up to $10,000,000 on a revolving basis through December 31, 1993. Advances under the Credit Agreement bore interest at the per annum rate of 1% plus the "reference rate" of Continental Bank N.A. (now Bank of America), and the Company also agreed to pay a quarterly fee of 1/4% per annum on any unused amounts available under the Credit Agreement. The Company also paid HCR a facilities fee (as defined in the Credit Agreement) of $100,000 in connection with the arrangement of the Credit Agreement. Advances under the Credit Agreement were secured by a priority lien on substantially all of the assets of the Company and such indebtedness was guaranteed by the Company's subsidiaries. The rights and obligations of HCR under the Credit Agreement were assigned to Marmon pursuant to the liquidation of HCR, and Marmon assumed HCR's obligations thereunder. Effective December 31, 1993, the term of the Credit Agreement was extended for an additional three year period ending December 31, 1996 upon substantially the same terms and conditions, except that the maximum credit available was reduced to $7,000,000. The Company paid a facilities fee of $75,000 in connection with the extension. The Company believes that the terms and conditions of the Credit Agreement as extended are competitive with the terms and conditions available from third parties.

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

PRODUCTS AND SERVICES

          The Company markets a broad range of fully electronic and digital, multi-featured key telephone systems, hybrid switching systems and PABX systems, together with voice response and processing products incorporating integrated hardware and software and related business products and services for commercial distribution. A key telephone system provides each telephone with direct access to multiple outside trunk lines and internal communications through intercom lines. A PABX system, through a central switching device, permits the connection of internal and external lines. A hybrid switching system provides, in a single system, both key telephone and PABX features. Key telephone equipment may be used with PABX equipment. Voice response and processing products include voice-mail and inter-active voice response systems, which allow via a single line instrument, access to computerized information. The Company also provides video conferencing, computer telephone integration and network services including long distance and network design with related commercial and proprietary software.

          All of the Company's fully electronic systems are microprocessor based, digitally controlled systems. This enables the Company to readily incorporate a variety of additional features as well as the ability to expand a system's capacity through software enhancements. In addition, a number of the Company's advanced systems provide integrated voice and data communications in a single system. The Company's PABX systems utilize digital switching technology which allows them to be an integral part of data processing and communications networks. The Company also markets various telephone instruments and attendant consoles for use with such PABX systems.

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

     -    Retail stores, including telephone specialty stores; and

     -    Telephone users.

          The Company sells its products, services and software throughout the United States and Canada to telephone users. The Company is one of the largest telephone equipment service companies in Canada. One unit of TIE Canada also assembles and sells some of its proprietary products to telephone operating companies in Canada, as well as preowned equipment. In addition, the Company offers telecommunications equipment lease and rental programs to its customers.

          Pursuant to agreements the Company entered into with NTK America on July 1, 1991, among other things, (i) the Company licensed on a non-exclusive basis all of its telephone equipment technology to NTK America for a period of five years for use in all territories not covered by the agreements with Century Electronics and Systems Co., Ltd. described below; (ii) NTK America granted to TIE an exclusive right to distribute certain equipment and a non-exclusive right to distribute certain other equipment manufactured by NTK America's parent, Nitsuko Corporation ("NTK"), in Canada, in each case for a period of five years (which right TIE is authorized to assign to its subsidiaries); (iii) NTK granted to the Company a non-exclusive right to distribute certain equipment manufactured by NTK in the United States; (iv) the Company sold specified inventory to NTK America at a price equal to the Company's carrying value for such inventory, which price equalled approximately $9 million; and (v) the Company consigned approximately $5 million of additional telephone inventory to NTK America for resale. If NTK America sells any of NTK's products in the United States, NTK America will pay the Company a royalty ranging from 3% to 7.5% of the purchase price of all equipment designed by the Company, depending on the distribution channel. In addition, the Company is provided with the most favorable purchase prices for NTK America products through July 1, 1996. NTK America's obligations have been guaranteed by NTK.

          The agreements with NTK America and NTK are in the process of being extended until July 2001. It is anticipated that if NTK America does not invest in research and development to advance the technology and improve the cosmetics of the products, the marketability of these products will decline. Although the Company has agreed to provide an incentive (up to 3% of the Company's monthly purchases) to NTK America to invest in such research and development, the Company cannot guarantee that NTK America will perform future development on these products.

          On August 31, 1992, the Company's Canadian subsidiary, TIE Canada, entered into agreements with NTK America pursuant to which, among other things,
(i) TIE's distribution rights in Canada were modified, such that NTK America directly granted to TIE Canada an exclusive right to sell to end users certain equipment manufactured by NTK in Canada and a non-exclusive right to sell to end users other NTK products in Canada for a period of five years; and (ii) TIE Canada sold specified inventory to NTK America at a price equal to the Company's carrying value for such inventory of approximately $207,100, which was part of a total price of $857,000. NTK America's obligations have been guaranteed by NTK. Accordingly, as a result of the transactions with NTK America, the Company has an exclusive right to distribute certain equipment manufactured by NTK in Canada and a non-exclusive right to distribute certain other equipment manufactured by NTK in the United States and Canada.

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

MAJOR CUSTOMERS AND BACKLOG

          During 1994, 1993 and 1992, no customer accounted for 10% or more of the Company's net sales.

          The Company had purchase orders and commitments from its customers for delivery of products into the following year of approximately $7.9 million and $8.4 million at December 31, 1994 and 1993, respectively. Because a high proportion of the Company's orders call for prompt delivery, the Company does not believe that its backlog position at any time is necessarily indicative of future sales. All orders at December 31, 1994, are expected to be filled within a year of such date or less.

SOURCE OF SUPPLY AND MANUFACTURING

          The largest supplier of equipment is Mitel Corporation of Kanata, Canada which supplies PABX equipment and software. The Company understands that it is currently the largest Mitel dealer in North America.

          The second largest portion of the Company's products are currently obtained from NTK America. A portion of the Company's key telephone systems from NTK America have been manufactured by NTK in Thailand. The products manufactured for the Company by NTK America have been based primarily upon the Company's product specifications and have been developed in cooperation with NTK.

          The third largest provider of equipment is Northern Telecom which supplies the Norstar key system.

RESEARCH AND DEVELOPMENT AND PATENTS

          The Company is engaged in product development aimed at expanding the Company's product lines to reflect advances in technology and an expansion of its telephone markets. During 1994, 1993 and 1992, the Company spent approximately $216 thousand, $233 thousand and $205 thousand, respectively, on Company-sponsored research and development. The Company's focus on its installation and service business has resulted, and will likely continue to result, in a substantial decline in the Company's research and development activities.

          The Company believes that patents are one of the significant competitive factors in the conduct of its business. The Company owns a number of patents in its name and, with respect to certain products manufactured for the Company by NTK, in its name together with NTK.

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

          Effective January 1, 1984, American Telephone and Telegraph Company, ("AT&T") was divested of the regional Bell Telephone operating companies (the "RBOCs"). The RBOCs are permitted to market, sell, install and service, pursuant to the antitrust consent decree in connection with the divestitures, but not manufacture for sale in the United States, telecommunications products
of the type marketed by the Company.   Since the restriction upon manufacture
was adopted, efforts to lift the restriction have been taken periodically by administrations of the President of the United States, by the Federal Communications Commission (the "FCC") and in the United States Congress, and similar efforts may be undertaken in the future.

          These changes and changing regulations governing AT&T, the RBOCs and cable television companies, as well as regulatory changes in international markets, have substantially altered, and may continue to affect, the competition for and the pricing, marketing and distributing of certain telecommunications equipment, including the Company's products.

          The FCC and the Canadian Radio-Television and Telecommunications Commission ("CRTC") have promulgated regulations setting installation and equipment standards for telecommunications products of the type marketed by the Company in the United States and Canada, respectively, and requiring that all such products be registered with, and meet standards adopted by, each of the FCC and the CRTC. The Company's products are designed to comply with these requirements and the Company has registered all of its current products. The FCC and the CRTC also require that all telephone operating companies provide nondiscriminatory interconnection for such products with local exchange services in order to promote the competitive provision of such products. In addition, the telephone operating companies must offer local exchange services on an unbundled basis from such products, again to promote the competitive provision of these products.

EMPLOYEE RELATIONS

          As of December 31, 1994, the Company had approximately 1,100 full-time employees. The Company believes its relations with its employees are good.

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

          As of December 31, 1994, the Company leased real property at an aggregate annual rental of approximately $3.3 million and leased equipment at an aggregate annual rental of approximately $1.4 million. For a schedule of the Company's lease commitments, see Note 12 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          The Company is involved in a number of lawsuits which arose in the normal course of business. While any litigation has elements of uncertainty, the Company believes that none of such lawsuits are material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below is information with respect to the executive officers of TIE as of March 27, 1995:
                                                                Has Served as
     Name                Age       Position                     an Officer Since
     ----                ---       --------                     ----------------
George N. Benjamin, III  57        President and Chief                1992
                                   Executive Officer

Neal L. Brees            47        Treasurer                          1994

Eric V. Carter           59        Executive Vice President           1984

Daniel E. Coomer         48        Chief Information Officer          1993

Robert H. Kalina         37        Vice President - Engineering       1993
                                   & Operations

Edward F. Muehlberger    48        Vice President - Human Resources   1994

Randolph K. Piechocki    42        Executive Vice President,          1990
                                   TIE/communications, Inc.,
                                   and President, TIE Systems, Inc.

Robert W. Webb           55        Vice President, Secretary,         1993
                                   General Counsel

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

          Neal L. Brees has served as Treasurer of TIE since January 31, 1994. From December 1988 to August 1993, he was Assistant Treasurer of The Marley Company. From

March 1981 to December 1988, he served as Manager, Financial Systems of The Marley Company.

          Eric V. Carter has served as Executive Vice President of TIE since April 1, 1992. From April 9, 1991 through March 30, 1992, he served as President of the Company. Mr. Carter was Executive Vice President of TIE from June 1990 through April 1991, and he served as Vice President - Operations of TIE from December 1987 through June 1990.

          Daniel E. Coomer has served as Chief Information Officer of the Company since September 1993. From September 1988 through August 1993 he was a private MIS consultant, and, in part, he acted as a consultant to the Company.

          Robert H. Kalina has served as Vice President - Engineering and Operations of TIE since March 8, 1993. From June 6, 1991 through March 7, 1993, he served as Director of Engineering and Operations of TIE. Mr. Kalina was Director of Corporate Quality Assurance of TIE from March 1987 through May 1991.


          Edward F. Muehlberger has served as Vice President - Human Resources of TIE since February 21, 1994. From March 1992 to December 1993, he served in the senior Human Resources position including Assistant Vice President - Human Resources and Quality for Southwire Company. From February 1984 to December 1991, he served as Vice President, Human Resources for Blue Circle America, Inc.


          Randolph K. Piechocki has served as Executive Vice President of TIE since June 1994 and President of TIE Systems, Inc. since January 1990. From July 1988 through December 1989, he was Vice President of TIE Systems, Inc. From July 1981 to July 1988, he served as Vice President and Branch Manager of CTG/British Telecom, located in New York.

          Robert W. Webb has served as Vice President and Secretary of the Company since June 1993 and June 1992, respectively, Vice President and Secretary of each of The Marmon Group, Inc., Marmon Industrial Corporation and Marmon Holdings, Inc. since prior to 1988, and General Counsel and Secretary of Union Tank Car Company since prior to 1988.

          Although not an executive officer of the Company, Roy B. Henry has served as Interim Chief Financial Officer since February 1995, pursuant to the Administrative and Consulting Services Agreement dated as of January 1, 1995. Since September 1993 he has served as Corporate Controller of The Marmon Group, Inc. From June 1990 to August 1993, he served as Vice President and Controller for Remington Products Company.

          All of the Company's executive officers are full-time employees of the Company with the exception of Mr. Carter and Mr. Webb. Mr. Carter, pursuant to an Employment Agreement dated July 1, 1992, devotes an average of 80 hours per calendar quarter to his duties as an Executive Vice President of the Company. See "Reorganization of the Company" under Item 1. None of the Company's directors or executive officers are related.

          Additional information respecting executive officers as well as directors will be included in TIE's proxy statement prepared for use at its annual meeting of stockholders scheduled to be held on June 12, 1995 (the "Proxy Statement"). TIE intends to file a definitive copy of the Proxy Statement with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          TIE's Common Stock is traded on the American Stock Exchange and its symbol is TIE. The quarterly high and low trading prices for the Common Stock on the American Stock Exchange as set forth below are as reported by the American Stock Exchange.

          1993                     High                     Low
          ----                     ----                     ----
     First Quarter                 14 3/8                   10 1/2
     Second Quarter                11 3/4                   9
     Third Quarter                 8 7/8                    7 3/4
     Fourth Quarter                10 3/8                   7 1/8

          1994                     High                     Low
          ----                     ----                     ----
     First Quarter                 9 5/8                    7 1/8
     Second Quarter                8 1/2                    6 7/8
     Third Quarter                 9 1/4                    7
     Fourth Quarter                7 1/8                    4 1/4

          The number of persons who were holders of record of the Company's Common Stock on February 28, 1995, was 7,495.

          The Company has not paid any cash dividends on its Common Stock since its organization. For the foreseeable future, the Company expects that any earnings will continue to be retained for use in its business. The terms of certain agreements relating to the Company's financing restrict the amount of dividends which may be paid by the Company. Refer to Note 9 to the Consolidated Financial Statements for further details.

ITEM 6. SELECTED FINANCIAL DATA

After the effective date of the Plan, the operations of the Company have been treated for financial statement reporting purposes on a "Fresh Start Reporting" basis in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (see Note 2 to the Consolidated Financial Statements). Accordingly, all references to the Company with respect to operations and financial statements for any period prior to July 1, 1991 are referred to as the "Predecessor Company," while references to the Company for operations and financial statement purposes for periods from July 1, 1991, are referred to as the "Successor Company".

                                                               SUCCCESSOR COMPANY                          PREDECESSOR COMPANY
                                             ------------------------------------------------------   ----------------------------
                                                                    (Dollars in thousands, except per share amounts)

                                                                                       Six Months       Six Months    Year Ended
                                                    YEARS ENDED DECEMBER 31,             Ended             Ended      December 31,

                                               -----------------------------------
                                               1994         1993(1)       1992(2)      DEC 31, 1991    JUNE 30, 1991     1990
                                             --------      --------      --------      ------------    -------------   --------
Net revenue                                  $124,907      $102,111      $101,154        $ 52,269        $ 51,541      $100,587
Income (loss) from continuing operations       (3,119)        1,365         1,219            (183)        (40,788)      (11,353)
Income (loss) from discontinued operations         --            --            --               7          (4,534)        3,949
Extraordinary income                               --            --            --              --          18,896            --
Preferred stock dividends and accretion            --            --            --              --              --        (1,335)
Net income (loss) applicable to common stock   (3,119)        1,365         1,219            (176)        (26,426)      ( 8,739)
Earnings (loss) per common share:
  Continuing operations                      $  (0.78)     $   0.34      $   0.31        $  (0.05)       $ (40.45)     $ (12.82)
  Discontinued operations                          --            --            --            0.01           (4.50)         3.99
  Extraordinary income                             --            --            --              --           18.74            --
Cash dividends declared per common share           --            --            --              --              --            --

At period end:
 Total assets                                $ 54,225      $ 62,994      $ 65,797        $ 76,531        $ 94,938      $ 132,398
 Working capital                                  246         5,653        12,503          11,209          10,587         10,495
 Long-term debt                                    --            --           398             777           4,998         33,795
 Common stockholders' equity                   19,740        22,922        21,618          20,781          21,096         31,792

All references to per share amounts have been restated to reflect the 1 for 35 reverse stock split which was treated as being effective on June 30, 1991.

(1) See Note 19 to the Consolidated Financial Statements regarding restatement of 1993 amounts for correction of errors.
(2) See Note 7 to the Consolidated Financial Statements regarding change in accounting for amortization of intangible assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993:

For the year ended December 31, 1994, the Company incurred a net loss of $3.1 million or $0.78 per share as compared to net income of $1.4 million or $0.34 per share for the year 1993. The 1994 net loss included non-cash charges to income of $2.4 million consisting of a $1.5 million write-down of inventory and a $0.9 million write-down of intangible assets for the impairment of goodwill, as discussed in more detail in the following paragraphs. In addition to these non-recurring adjustments, the decline in earnings from 1993 was negatively affected by a significant deterioration in gross margin percentages and increases in operating expenses.

Total revenue for 1994 increased $22.8 million or 22.3% as compared to 1993.
The increase occurred primarily in new equipment sales with a $20.2 million or 26.5% increase over 1993. Net revenue from new equipment sales accounted for approximately 77.1% and 74.5% of the total revenue for 1994 and 1993, respectively. The service revenue increased $2.6 million or 10.0% in 1994 over 1993 with the increase primarily from the PTMS acquisition base in California. Service revenue in the California region more than doubled with an increase of $3.4 million in 1994 as compared to 1993. An offsetting decrease of $0.8 million resulted from a shift in the service revenue mix from guaranteed revenue streams associated with maintenance contracts to time and material billings.
Net revenues from services provided accounted for approximately 22.9% of total revenue in 1994 as compared to 25.5% of total revenue in 1993. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods. However, there are no assurances that the foregoing will occur.

The gross margin percentage for 1994 was 44.7% as compared to 49.3% for 1993. The 1994 margin was negatively affected by the $1.5 million write-down of inventory charged to cost of sales for the excess of net book value over the estimated net realizable value. This charge resulted from a review of the carrying value of its inventories completed in the fourth quarter of 1994. The decline in the gross margin percentage is primarily due to a change in the sales mix with a higher proportion of revenue being generated in 1994 from new equipment sales and sales of proprietary products, as discussed above, which carry a lower margin versus service transactions. Although new equipment sales carry lower margins, these sales present future service business opportunities to the Company. The gross margin on new equipment sales and service revenue has declined from 45.9% and 59.5%, respectively, in 1993 to 41.6% and 55.2%, respectively, in 1994. The decline in new equipment margins is related to higher PABX sales which are lower in margin due to competitive pressure. However, PABX equipment provides more higher margin service business opportunities at the end of the warranty period. New equipment margins are also lower due to declining sales of the Company's proprietary design key system as compared to the newer Northern Telecom key system product. The decrease in gross margins on service revenue is primarily due to higher than expected service costs and increased competition. The Company expects competition will continue to affect the gross margin percentages in the future, although there are no assurances that this will occur.

Another factor that may affect the Company's gross margin percentage in the more distant future relates to the Company's agreement with NTK America. Under that agreement, the Company is provided with the most favorable purchase prices on
NTK America products for the duration of the agreement.   The agreement is in
the process of being extended until July 2001. It is anticipated that if NTK America does not invest in research and development to advance the technology and improve the cosmetics of the products, the marketability of these products will decline. Although the Company has agreed to provide an incentive to NTK America to invest in such research and development, the Company cannot guarantee that NTK America will perform future development on these products. Therefore, the Company cannot estimate the impact of the foregoing on future gross margin at this time.

Operating expenses in 1994 increased $9.9 million (19.8%) over 1993. Operating expenses as a percent of sales, however, decreased to 48.1% in 1994 as compared to 49.1% in 1993. The increase in operating expenses consists of additional expenses resulting from customer base acquisitions occurring in the latter part of 1993 and an increase in selling expenses consistent with the 22.3% increase in net revenue in 1994 over 1993. Operating expenses in 1994 were negatively affected by a $0.9 million non-cash charge for the write-down of intangible assets for the impairment of goodwill. The Company completed a review of the recoverability of its intangible assets during the fourth quarter of 1994. This review followed management's determination that, based on increased competition and the fact that certain operating efficiencies have not materialized as planned, an impairment of goodwill had occurred. The non-cash charge of $0.9 million included in operating expenses represents a write-down for the impairment of goodwill from the acquisition of the customer base in California in the third quarter of 1993. Additionally, operating expenses in 1994 include increased expenses incurred to support the new products and services being offered by the Company, predominantly in the new strategic business units of network services, videoconferencing products and services, as well as a new direct equipment sales program. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Nonoperating income (expense) decreased $0.6 million in 1994 from 1993 represented by: (a) a decrease in interest income of $0.7 million resulting from declining cash balances in 1994; (b) a favorable decrease in interest expense of $0.3 million from the debt repayments in 1994; and (c) a decrease in other income, net of $0.2 million. Other income, net is substantially comprised of royalty income of $1.6 million and $1.5 million for the years 1994 and 1993, respectively, primarily from NTK America for its sale of equipment designed by the Company. Other income, net for both 1994 and 1993 also included nonrecurring gains from insurance settlements of $285 thousand and $350 thousand, respectively. Another nonrecurring item included in 1993 other income, net is the net gain of approximately $0.4 million relating to the relocation of the Corporate offices to Overland Park, Kansas.

In 1993, and continuing through 1994, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PTMS was consummated during the month of September 1993. Initially, performance in the California region was far below expectations without a corresponding reduction in expenses which had a negative impact upon the Company's operating income. Unfortunately, this performance level continued through 1994. In addition, the Company expected that non-recurring expenses related to the absorption of that base would negatively affect the Company's results but not to the extent which occurred.

During March 1994, the Company entered into a one-year dial-tone referral agreement with the US West Small Business Group which is in the process of being extended for two years with an option exercisable by the Company for a third year wherein the Company sells and services telephone equipment for new customers referred to it by US West. The agreement provides for a lower sales expense to the Company while providing better qualified customer opportunities from the US West customer base. In return, the Company provides US West a royalty for the resulting sales. The equipment provided under this agreement is private labeled as US West.

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

Total net revenue for 1993 increased $1.0 million or 0.9% as compared to 1992. An increase of $1.6 million occurred in new equipment sales with a decline of $0.6 million in net revenue from services provided. Net revenue from new equipment sales accounted for approximately 74.5% of the total revenue for 1993, up slightly from approximately 73.7% for 1992. The remaining revenue was generated by service transactions.

The gross margin percentage for 1993 was 49.3% as compared to 49.9% for 1992. The decline in the gross margin percentage is due to the change in sales mix with a slightly higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. Lower margins on new equipment sales are acceptable as these sales generate possible future service business. Additionally, the gross margin on service revenue has declined from 68.6% in 1992 to 59.5% in 1993 due to increased competition in the industry.

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

In 1993, TIE focused its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses. The purchase of certain assets of PTMS was consummated during the month of September and the California region fourth quarter results were below expectations due to the logistics and non-recurring expenses related to the transition of that base into the domestic direct sales and service business. Earlier in the year the Company's Canadian subsidiary struck an alliance with Alberta Government Telephone.

In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Effective January 1, 1993, the Company prospectively adopted SFAS No. 109.

INFLATION
Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at December 31, 1994 totalled $0.9 million, a decrease of $7.2 million from December 31, 1993. For the year ended December 31, 1994, the Company recorded a breakeven cash flow from operating activities as the 1994 net loss included non-cash inventory and goodwill write-downs aggregating $2.4 million and higher depreciation and amortization of $0.6 million over 1993. In June 1994, approximately $2.6 million was used to purchase all of the
outstanding   minority shares of the Company's Canadian subsidiary resulting in a 100% ownership interest by the Company. Additionally, the Company used approximately $1.6 million for payment of the long-term tax liability, $0.9 million for net capital expenditures, $1.4 million for debt repayments and $0.7 million to expand its service network.

The Company has a $7,000,000 line of credit with Marmon Holdings, Inc. which expires December 31, 1996. The indebtedness under the line of credit is secured by substantially all of the Company's assets and has been guaranteed by the prinicipal subsidiaries of the Company.

The Company believes sufficient cash resources exist to support its anticipated needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the

"Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of December 31, 1994 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company borrowed under this line of credit during 1994 but no borrowings were outstanding as of December 31, 1994.

At December 31, 1994 the Company did not have any material commitments for capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not provide post-retirement or post-employment benefits and, therefore, there is no impact on the Company under SFAS 106, "Employers Accounting for Post-Retirement Benefits Other Than Pensions" and SFAS 112 "Employers Accounting for Post-Employment Benefits".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



          PAGE
          ----

Independent Auditors' Report                                     22

Financial Statements:

Consolidated Balance Sheets - December 31, 1994 and 1993         23 - 24

Consolidated Statements of Operations - Years Ended
  December 31, 1994, 1993 and 1992                               25

Consolidated Statements of Stockholders' Equity - Years Ended
  December 31, 1994, 1993 and 1992                               26

Consolidated Statements of Cash Flows - Years Ended
  December 31, 1994, 1993 and 1992                               27 - 28

Notes to Consolidated Financial Statements                       29 - 44

Schedule VIII: Valuation and qualifying accounts                 45

All other schedules are either not required or the information is provided in the footnotes to the financial statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TIE/communications, Inc.

We have audited the consolidated balance sheets of TIE/communications, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994 and the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIE/communications, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for income taxes", effective January 1, 1993. As discussed in Note 19, the Company's 1993 financial statements have been restated for the correction of errors.








                                                           KPMG Peat Marwick LLP
March 10, 1995
Kansas City, Missouri

                    TIE/communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       December 31,
                                               --------------------------------
                                                  1994            1993 (Note19)
                                               ----------         -------------
Current assets:
 Cash and cash equivalents (Note 3)           $   887,000           $ 8,133,000
 Notes and accounts receivable, net
  of allowance for doubtful accounts:
     December 31, 1994-$2,172,000
     December 31, 1993-$1,529,000             13,780,000            12,520,000
 Inventories, net (Note 4)                     13,704,000            14,223,000
 Restricted cash equivalents                      232,000               290,000
 Current portion of long-term notes receivable    215,000               276,000
 Current deferred tax assets, net (Note 10)        82,000               232,000
 Prepaid expenses                                 952,000             1,053,000
 Miscellaneous                                  1,683,000             2,154,000
                                               ----------             ---------

     Total current assets                      31,535,000            38,881,000
                                               ----------            ----------

Property, net (Note 6)                          1,852,000             1,874,000
Intangible assets, net (Note 7)                19,735,000            19,655,000
Long-term deferred tax assets, net (Note 10)      563,000             1,954,000
Long-term notes receivable                        385,000               473,000
Other assets                                      155,000               157,000
                                              -----------           -----------

     Total assets                             $54,225,000           $62,994,000
                                              -----------           -----------
                                              -----------           -----------




See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,
                                             -----------------------------------
                                                  1994            1993 (Note 19)
                                                --------          --------------
Current liabilities:
 Notes payable and current
  maturities of long term debt (Note 9)         $     --            $ 1,424,000
 Accounts payable                              7,499,000              7,802,000
 Accrued expenses                             12,243,000             11,139,000
 Relocation reserves (Note 5)                    123,000                303,000
 Deferred service revenue                      9,297,000             10,207,000
 Income taxes payable (Note 10)                2,127,000              2,353,000
                                              ----------             ----------
    Total current liabilities                 31,289,000             33,228,000

Other non-current liabilities (Note 11)          376,000                739,000
Long-term tax liability (Note 10)              2,741,000              4,370,000
Minority interest                                 79,000              1,735,000
                                              ----------             ----------

    Total liabilities                         34,485,000             40,072,000
                                              ----------             ----------

Stockholders' equity:
  Common Stock, par value $0.10                  399,000                399,000
  Authorized - 10,000,000 shares
  Issued - 3,988,392 shares
  Outstanding - 3,981,338 shares
  Additional paid-in capital                  19,217,000             19,217,000
  Retained Earnings (Deficit)                   (711,000)             2,408,000
  Common Stock in treasury, at cost              (60,000)               (60,000)
                                              ----------             ----------
                                              18,845,000             21,964,000

  Cumulative foreign currency translation
    adjustment                                   895,000                958,000
                                              ----------             ----------
Commitments (Notes 8 and 12)

     Total stockholders' equity               19,740,000             22,922,000
                                             -----------            -----------
     Total liabilities and stockholders'
       equity                                $54,225,000            $62,994,000
                                             -----------            -----------

See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended December 31,
                                          ---------------------------------------------------
                                               1994          1993 (Note 19)         1992
                                          -------------      --------------     -------------
Net revenue:
  Equipment sales                         $  96,314,000      $  76,108,000      $  74,540,000
  Services provided                          28,593,000         26,003,000         26,614,000
                                          -------------      -------------      -------------
                                            124,907,000        102,111,000        101,154,000
                                          -------------      -------------      -------------
Cost of sales:
  Equipment sales (Note 4)                   56,280,000         41,193,000         42,306,000
  Services provided                          12,808,000         10,533,000          8,370,000
                                          -------------      -------------      -------------
                                             69,088,000         51,726,000         50,676,000
                                          -------------      -------------      -------------
Gross margin:
  Equipment sales                            40,034,000         34,915,000         32,234,000
  Services provided                          15,785,000         15,470,000         18,244,000
                                          -------------      -------------      -------------
                                             55,819,000         50,385,000         50,478,000

Operating expenses (Note 7)                  60,069,000         50,131,000         49,597,000
                                          -------------      -------------      -------------
Operating income (loss) from
  consolidated operations                    (4,250,000)           254,000            881,000

Interest income                                 160,000            860,000          1,032,000
Interest expense                               (256,000)          (538,000)          (541,000)
Other income, net (Note 14)                   1,799,000          1,960,000            864,000
                                          -------------      -------------      -------------
Pretax income (loss)                         (2,547,000)         2,536,000          2,236,000
Provision for income taxes (Note 10)            541,000          1,089,000            895,000
                                          -------------      -------------      -------------
Income (loss) before minority interest       (3,088,000)         1,447,000          1,341,000
Minority interest                                31,000             82,000            122,000
                                          -------------      -------------      -------------

Net income (loss)                         $  (3,119,000)     $   1,365,000      $   1,219,000
                                          -------------      -------------      -------------
                                          -------------      -------------      -------------

Net income (loss) per share               $       (0.78)     $        0.34      $        0.31
                                          -------------      -------------      -------------
                                          -------------      -------------      -------------

Average shares outstanding                    3,981,338          3,981,338          3,981,338

See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994

                                                                    Retained
                                                        Additional  Earnings                           Cumulative
                                   Common Stock          Paid-in    (Deficit)     Treasury Stock       Translation     Total
                              ---------------------                             ------------------
                              Shares Issue   Amount      Capital    (Note 19)    Shares     Amount     Adjustment    (Note 19)
                              ---------------------     ----------------------  --------   -------     -----------   ----------

Balance-January 1, 1992       3,988,392   $399,000   $19,217,000   $(176,000)   (7,054)    $(60,000)   $1,401,000   $20,781,000

Cumulative Translation
 Adjustment                                                                                              (382,000)     (382,000)

Net income for the year 1992                                       1,219,000                                          1,219,000
                              ---------   --------   -----------   ---------    --------  ---------   -----------    ----------
Balance-December 31, 1992     3,988,392    399,000    19,217,000   1,043,000    (7,054)     (60,000)    1,019,000    21,618,000

Cumulative Translation
 Adjustment                                                                                               (61,000)      (61,000)

Net income for the year 1993                                       1,365,000                                          1,365,000
                              ---------   --------   -----------   ---------   ------     ---------   -----------    ----------
Balance - December 31, 1993   3,988,392    399,000    19,217,000   2,408,000   (7,054)     (60,000)      958,000     22,922,000

Cumulative Translation                                                                                   (63,000)       (63,000)
Adjustment

Net loss for the year 1994                                        (3,119,000)                                        (3,119,000)
                              ---------   --------   -----------   ---------   ------     ---------   ----------    -----------
Balance - December 31, 1994   3,988,392   $399,000   $19,217,000   $(711,000)  (7,054)    $(60,000)   $  895,000    $19,740,000
                              ---------   --------   -----------   ---------   ------     ---------   ----------    -----------
                              ---------   --------   -----------   ---------   ------     ---------   ----------    -----------

See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                          1994        1993 (Note 19)        1992
                                                     --------------   --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                  $ (3,119,000)     $1,365,000        $ 1,219,000
   Adjustments to reconcile net income
     to cash flows from operating activities:
     Depreciation and amortization                       2,812,000       2,235,000          2,544,000
     Goodwill adjustment                                   850,000              --                 --
     Write down of inventory                             1,540,000              --                 --
     Deferred income                                       (30,000)        (52,000)           (57,000)
     Minority interest                                      31,000          82,000            122,000
     Deferred income taxes                                 491,000       1,055,000            755,000
     Gain on disposition of building                            --      (1,738,000)                --
     Relocation expense                                    640,000       1,300,000                 --
     Gain on sale of Canadian distribution business             --              --           (160,000)
     Changes in working capital, net of
       acquisitions and divestitures:
        Accounts receivable                             (1,439,000)     (2,027,000)         2,296,000
        Inventories                                     (1,257,000)       (932,000)         3,350,000
        Restricted cash equivalents                         58,000       1,329,000                 --
        Other receivables                                  480,000        (873,000)           865,000
        Miscellaneous current assets                        60,000        (374,000)           565,000
        Accounts payable                                  (220,000)      1,656,000          2,329,000
        Accrued expenses                                   944,000        (877,000)        (2,407,000)
        Relocation  reserves                              (820,000)     (1,904,000)        (5,978,000)
        Deferred service revenue                          (802,000)     (1,500,000)          (661,000)
        Taxes payable                                     (219,000)         (6,000)           (89,000)
                                                     -------------    -------------     -------------
           Cash flows from (used for)
            operating activities                                --      (1,261,000)         4,693,000

Cash flows from investment activities:
   Capital expenditures, net of disposals                 (861,000)       (869,000)          (446,000)
   Cash received from notes receivable                          --       1,918,000                 --
   Increase (decrease) in investment in and
      advances to affiliates                                 1,000              --            (73,000)
    Cash proceeds from sale of investment in
      affiliate                                                 --              --            202,000
    Assets of businesses acquired (1)                     (671,000)     (3,258,000)        (1,265,000)
    Purchase of minority interest of subsidiary         (2,625,000)       (796,000)          (500,000)
    Proceeds from sale of Canadian distribution
      business                                                  --              --            762,000
    Other                                                    1,000         (18,000)           (74,000)
                                                     -------------    -------------     -------------
              Cash flows used for
               investment activities                    (4,155,000)     (3,023,000)        (1,394,000)

                                                    (Continued)

See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                             Years Ended December 31,
                                                ---------------------------------------------------
                                                    1994           1993 (Note 19)        1992
                                                -------------      --------------     -------------
Cash flows from financing activities:
   Payment of long-term tax liability           $ (1,629,000)      $ (1,859,000)       $(1,766,000)
   Long-term and short-term debt repayments       (1,424,000)          (455,000)          (473,000)
   Other                                             135,000            799,000            324,000
                                                -------------      -------------      -------------
       Cash flows used for financing activities   (2,918,000)        (1,515,000)        (1,915,000)
Impact of changes in foreign currency
 translation                                        (173,000)          (120,000)          (227,000)
                                                -------------      -------------      -------------
Increase (decrease) in cash and cash
 equivalents                                      (7,246,000)        (5,919,000)         1,157,000
Cash and cash equivalents at the
 beginning of period                               8,133,000         14,052,000         12,895,000
                                                -------------      -------------      -------------
Cash and cash equivalents at the
 end of period                                  $    887,000       $  8,133,000        $14,052,000
                                                -------------      -------------      -------------
------------------------------                  -------------      -------------      -------------

Cash flow information:
   Interest paid                                $    282,000       $    513,000        $   618,000
                                                -------------      -------------      -------------
                                                -------------      -------------      -------------

   Income taxes paid (excluding
     payment of long term tax liability)        $    262,000       $    176,000        $   269,000
                                                -------------      -------------      -------------
                                                -------------      -------------      -------------

(1) Acquisitions:
    Inventory                                   $         --       $ (1,004,000)       $  (416,000)
    Other current assets                                  --                 --            (22,000)
    Intangible assets                               (671,000)        (7,426,000)          (947,000)
    Other assets                                          --             (3,000)                --
    Accrued expenses                                      --            491,000             55,000
    Deferred service revenue                              --          3,684,000             65,000
    Note payable                                          --          1,000,000                 --
                                                -------------      -------------      -------------
                                                $   (671,000)      $ (3,258,000)       $(1,265,000)
                                                -------------      -------------      -------------
                                                -------------      -------------      -------------
(2) Non-cash activity:
    Reduction of intangible assets
       to establish deferred tax asset          $         --       $  3,241,000        $        --
                                                -------------      -------------      -------------
                                                -------------      -------------      -------------

    Note received in exchange for
       Canadian distribution business           $         --       $         --        $   686,000
                                                -------------      -------------      -------------
                                                -------------      -------------      -------------


See accompanying Notes to Consolidated Financial Statements.

                    TIE/Communications, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: On June 19, 1991, the Company's First Amended Joint Plan of Reorganization (the "Plan") was confirmed by the United States Bankruptcy Court for the District of Delaware. The confirmed Plan provided for the Company to issue Common Stock to HCR Partners in exchange for the principal portion of its secured debt to HCR Partners. Accrued interest on HCR Partners secured debt and warrants to purchase 1,000,000 shares of the Company's Common Stock held by HCR Partners were extinguished. As a result of this transaction, HCR Partners became the owner of 75% of the Common Stock of the Company. On the effective date of the Plan, by agreement between Marmon Holdings, Inc., a Delaware corporation ("Marmon"), and The Pritzker Family Philanthropic Fund (the "Fund"), the partners of HCR, HCR was liquidated. In conjunction therewith, the Company has been advised that the shares of New Common Stock which were to be distributed pro rata to the partners of HCR were distributed 60% to Marmon and 40% to the Fund. Accordingly, Marmon currently beneficially owns 45% of the New Common Stock and the Fund currently beneficially owns 30% of the New Common Stock.

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

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform with the current year presentation.

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

     INVENTORIES: Inventories are valued at the lower of cost or market (net realizable value), using the first-in, first-out method.

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

     The Company assesses the recoverability of intangible assets, including goodwill, based on forecasted undiscounted future operating cash flows. Impairments are charged to operations as additional amortization.

     TRANSLATION OF FOREIGN CURRENCIES: The financial statements of the Company's Canadian subsidiary are translated into U.S. dollars at current exchange rates with any resulting adjustment being charged or credited to stockholders' equity. Foreign currency transaction gains and losses, which are not material, are reflected in income.

     RESEARCH AND DEVELOPMENT COSTS: New product development, product improvement and research costs are expensed as incurred. Such costs amounted to $216,000, $233,000 and $205,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     NET INCOME (LOSS) PER SHARE: Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.


2.   FRESH-START REPORTING

     In accordance with SOP 90-7, since the Company's stockholders prior to the confirmation of the Plan received less than 50% of Common Stock outstanding after confirmation of the Plan, the Company accounted for the reorganization using Fresh-Start Reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value at June 30, 1991, which approximated fair value at that date of reorganization.

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

3.   CASH AND CASH EQUIVALENTS

     Cash equivalents consist of overnight investments, commercial paper and time deposits which are carried at cost, which approximates fair value. The revolving cash account is an interest-bearing account held on deposit with the Marmon Corporation, (refer to Note 18 for further details). The following is a schedule of cash and cash equivalents:

                                                      DECEMBER 31,
                                             -------------------------------
                                                1994                1993
                                             -----------         -----------
     Cash                                    $    55,000         $ 3,635,000
     Overnight investments                       832,000           2,498,000
     Revolving cash account                           --           2,000,000
                                             -----------         -----------
                                             $   887,000         $ 8,133,000
                                             -----------         -----------
                                             -----------         -----------

     Cash and cash equivalents do not include $232,000 and $290,000 of restricted cash equivalents at December 31, 1994 and 1993, respectively, which are classified separately on the balance sheet and represent collateral for a letter of credit on the corporate office lease.


04.  INVENTORIES

     A summary of inventories at December 31, 1994 and 1993 follows:

                                                       December 31,
                                             -------------------------------
                                                 1994               1993
                                             -------------------------------
     Spare parts and jobs in progress        $ 3,058,000         $ 2,912,000
     Finished goods                           10,646,000          11,311,000
                                             -----------         -----------
                                              13,704,000         $14,223,000
                                             -----------         -----------
                                             -----------         -----------

     During the fourth quarter of 1994, the Company completed a review of the carrying value of its inventories. Included in cost of sales is a non-cash charge of $1,540,000 which primarily represents a write-down of inventory for the excess of net book value over the estimated net realizable value. Net realizable value is determined as estimated selling price based on current inventory levels and current market conditions less cost of disposal.


5.   RELOCATION OF CORPORATE HEADQUARTERS/GAIN FROM DISPOSITION OF BUILDING

     In August 1993, the Company relocated its corporate headquarters from Seymour, Connecticut to Overland Park, Kansas. The Company moved out of the Seymour facility and transferred the deed on that building to its mortgage holder resulting in a gain of $1,738,000 in 1993 which is included in other income, net. The costs associated with the relocation, principally transition and relocation expenses, were estimated at approximately $1,300,000. During 1994, approximately $640,000 of additional relocation costs were charged to operations. Costs incurred through December 31, 1994 approximated $1,800,000.

6.   PROPERTY

     The following is a schedule of property, plant and equipment:

                                            December 31,         Estimated
                                   --------------------------
                                     1994           1993            Life
                                   -----------    -----------    ---------
     Land                          $    10,000    $    10,000    --
     Buildings                         224,000        224,000    30 years
     Equipment and tooling          14,665,000     15,591,000    3-9 years
     Leasehold improvements            729,000        668,000    Life of lease
     Furniture and fixtures          3,475,000      3,692,000    3-10 years
                                   -----------    -----------
                                    19,103,000     20,185,000
     Less accumulated depreciation
       and amortization             17,251,000     18,311,000
                                   -----------    -----------
                                   $ 1,852,000    $ 1,874,000
                                   -----------    -----------
                                   -----------    -----------

     Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $861,000, $1,011,000 and $1,168,000, respectively.


7.   INTANGIBLE ASSETS

     Intangible assets include the Reorganization Value In Excess Of Amounts Allocable To Identifiable Assets which resulted from the application of Fresh-Start Reporting in 1991. This intangible asset is being amortized on a straight-line basis over a 20-year period. In connection with the implementation of Statement of Financial Accounting Standards ("SFAS") No. 109, intangible assets relating to the reorganization have been adjusted and will continue to be adjusted as Predecessor Company deferred tax assets are recognized.

     Intangible assets also include the excess of consideration paid over the fair value of net tangible assets of domestic businesses acquired since July 1, 1991, and of all businesses acquired by the Company's Canadian subsidiary at the time of acquisition. These intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 7 to 20 years. The excess of consideration paid over fair value of net tangible assets in the years ended December 31, 1994 and 1993 totalled $1,792,000 and $7,426,000, respectively (see Note 8).

     Intangible assets consist of:

                                                     December 31,
                                             -------------------------------
                                                1994                1993
                                             -----------         -----------
     Reorganization Value In Excess Of Amounts
       Allocated To Identifiable Assets      $12,212,000         $11,122,000
     Excess of consideration paid over
       fair value of net assets acquired      14,773,000          12,981,000
     Less accumulated amortization            (7,250,000)         (4,448,000)
                                             -----------         -----------
                                             $19,735,000         $19,655,000
                                             -----------         -----------
                                             -----------         -----------

     Amortization expense for the years ended December 31, 1994, 1993 and 1992 was $1,951,000, $1,224,000 and $1,376,000, respectively.

     During the fourth quarter of 1994, the Company completed a review of the recoverability of its intangible assets. This review followed management's determination that, based on increased competition and the fact that certain revenues and operating efficiencies have not materialized as planned, an impairment of goodwill related to California operations acquired in late 1993 had occurred. Included in operating expenses is a non-cash charge of $850,000 which represents a write-down for the impairment of goodwill arising from the acquisition of certain customer bases in California.

     In determining the amount of impairment, management made its best estimates of future undiscounted operating cash flows during the remaining amortization period (approximately six years).

     During the quarter ended June 30, 1992, the Company reevaluated the period of amortization for intangible assets resulting from the reorganization in 1991 and concluded that the estimated useful life of certain intangible assets should be extended from 10 years to 20 years. The conclusion was reached based upon extensive evaluation of several factors including the future outlook of the Company and to make the financial results of the Company more comparable to its main competitors. The effect of this change in accounting estimate was to increase the Company's net income for the year ended December 31, 1992 by $723,000 (or $0.18 per share).


8.   ACQUISITIONS AND TENDER OFFER

     On June 15, 1994, the Company's Canadian subsidiary, TIE/Telecommunications Canada, Ltd., through a tender offer, redeemed all of its outstanding 2.251 million minority-owned shares for approximately $2.6 million U.S. dollars in cash. The redemption was treated as a purchase and goodwill of $1.3 million will be amortized over 20 years.

     On September 17, 1993 the Company acquired substantially all of the non-Northern Telecom manufactured key-hybrid telephone equipment customer base of PacTel Meridian Systems ("PTMS"), a California general partnership which the Company understands is 80% owned by Northern Telecom, Inc. ("Northern Telecom") and 20% owned by Pacific Bell. The acquisition, which was effected pursuant to an asset purchase agreement, included the acquisition and assignment of contracts with customers and customer lists, together with inventory, vehicles and other equipment of PTMS appropriate to service the customer base. Certain liabilities of PTMS, directly related to the customer base, were also assumed by the Company at closing. The liabilities consisted primarily of prepaid service contracts and warranty reserves.

     Pursuant to the asset purchase agreement, the Company purchased the customer base, together with inventory and other equipment of PTMS for an aggregate purchase price of $7,047,472. The liabilities assumed by the Company of $3,653,271 directly reduced the amount of consideration paid to PTMS for the acquired assets. The net purchase price of $3,394,201, was effected by: (a) a cash payment to PTMS of $2,428,843 at the closing; (b) issuance of a note payable by the Company of $1,000,000 due to PTMS one year from closing with interest at eight percent per annum; and (c) a subsequent payment of $34,642 by PTMS to the Company to reflect final adjustments to the purchase price. The operating results of PTMS have been included in the consolidated results of the Company since the date of acquisition. Company sales during 1993 relating to the PTMS acquisition totalled approximately $2,800,000. The pro forma effects of the acquisition on the results of operations are not determinable.

     As an inducement to complete the acquisition, Northern Telecom has guaranteed certain levels of revenue from the acquired customer base for a period of three years after closing. If those revenue levels are not achieved, and the Company purchases at least 75% of its volume commitment, as discussed below, Northern Telecom will provide TIE with equipment purchase credits up to $2,000,000, thus effectively reducing the purchase price of the acquisition. At the acquisition date, TIE anticipated that, at the historical and expected rate of deterioration of the customer base revenues, Northern Telecom would be required to provide TIE with equipment credits at the end of the third year.

     In connection with the PTMS acquisition, the Company entered into an annual equipment purchase agreement whereby the Company selects the volume of purchases and is able to receive discounts on those equipment purchases. The greater the purchase commitment, the larger the discount received by the Company. At December 31, 1994 the Company is required to purchase $7.5 million of equipment (net of product discounts) in 1995.

     In the fourth quarter of 1990, the Company's Canadian subsidiary acquired the business of CTG, Inc. a Toronto based telephone interconnect company which operates in various locations throughout Canada. The Company's Canadian subsidiary received cash of $3,361,000 in exchange for liabilities assumed in connection with this acquisition. The consideration to be paid for this acquisition is a royalty based on sales with a minimum consideration of approximately $3,000,000. The minimum amount is to be paid in equal quarterly installments over five years. The minimum royalty was recorded as a liability. Future adjustments to the minimum royalty are recorded as an adjustment to intangibles which amounted to approximately $671,000 and $385,000 for the years ended December 31, 1994 and 1993.


9.  LONG TERM DEBT, NOTES PAYABLE AND AVAILABLE CREDIT FACILITIES

                                                      December 31,
                                             -------------------------------
                                                1994                1993
                                             -----------         -----------
     Variable rate term loans                $        --         $   424,000
     Notes payable                                    --           1,000,000
                                             -----------         -----------
     Total debt                                       --           1,424,000
     Less current maturities of
       long-term debt                                 --          (1,424,000)
                                             -----------         -----------
     Total Long-Term Debt and
       Notes Payable                         $        --         $        --
                                             -----------         -----------
                                             -----------         -----------

     At December 31, 1993, variable rate term loans represented secured debt of the Company's direct sales operations which was assumed at acquisition or incurred to finance the acquisitions made prior to July 1, 1991. Interest rates on these loans were 9% per annum at December 31, 1993. The variable rate term loans matured during 1994.

     In connection with the acquisition of the customer base from PTMS in September 1993, the Company issued a note payable at an interest rate of 8% per annum in the amount of $1,000,000 which was repaid on September 17, 1994.

     Upon confirmation of the Company's Plan of Reorganization, HCR Partners made available a $10.0 million revolving line of credit through December 31, 1993. The Company agreed that in connection with the liquidation of HCR Partners, the revolving line of credit agreement could be assigned to and assumed by Marmon. Effective December 31, 1993, the term of the Credit Agreement was extended by Marmon for an additional three year period ending December 31, 1996 upon substantially the same terms and conditions, except that the maximum credit available was reduced to $7,000,000. The Company paid a facilities fee of $75,000 in connection with the extension. The indebtedness under the line of credit is secured by substantially all of the Company's assets and has been guaranteed by the principal subsidiaries of the Company.

     The Company is required to pay a commitment fee of 1/4% per annum on any unused amounts available under this line of credit. The Company may draw down on this line at any time assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and provided that the aggregate principal amount outstanding at any time under this line does not exceed the "Borrowing Base" (which is based on inventory and receivables). The Company is also restricted from declaring or paying dividends under the provisions of the Revolving Credit Agreement without the written consent of the lender. The Company was in compliance with or had received a waiver of the covenants as of December 31, 1994 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company borrowed under this line of credit during 1994, but no borrowings were outstanding as of
     December 31, 1994.   The Company believes that the terms and conditions of
     the Credit Agreement as extended are competitive with the terms and conditions available from third parties.


10. INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax benefits or consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax benefits are recognized to the extent it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     In accordance with Fresh-Start Reporting, the reversal of temporary differences and utilization of tax benefits attributed to the Predecessor Company will be recognized through the reduction of intangible assets. Alternatively, temporary differences and tax benefits relating to the Company will be recognized through the Statement of Operations as such items are expected to be recovered or settled.

     Effective January 1, 1993, the Company prospectively adopted SFAS No. 109 recognizing a deferred tax asset of approximately $38,100,000 with a corresponding valuation allowance of $35,400,000 million. The net amount of $2,700,000 was allocated as a reduction of goodwill, therefore, there was no cumulative effect on income related to the change in accounting for income taxes.

     The components of pretax income (loss) of consolidated companies are as follows:

                                              Years Ended December 31,
                                   -----------------------------------------
                                        1994           1993           1992
                                   -----------    -----------    -----------
       U.S.                        $(3,476,000)   $1,747,000     $ 1,464,000
       Foreign                         929,000       789,000         772,000
                                   -----------    -----------    -----------
       Pretax income (loss)        $(2,547,000)   $2,536,000     $ 2,236,000
                                   -----------    -----------    -----------
                                   -----------    -----------    -----------

     The components of the income tax provision are as follows:

                                              Years Ended December 31,
                                   -----------------------------------------
                                         1994          1993           1992
                                   -----------    -----------    -----------
        Current:
          State                    $    50,000    $    34,000      $ 140,000
        Deferred:
          Federal                           --        586,000        625,000
          State                             --         42,000        285,000
          Foreign                      491,000        427,000        395,000
          Tax settlements                   --             --       (550,000)
                                   -----------    -----------    -----------
                                   $   541,000    $ 1,089,000      $ 895,000
                                   -----------    -----------    -----------
                                   -----------    -----------    -----------

     The following table is a reconciliation of the provision for income taxes reported in the Consolidated Statements of Operations to the provision as calculated at the statutory U.S. Federal income tax rate:

                                             Years Ended December 31,
                                        --------------------------------------
                                           1994           1993          1992
                                        ------------   -----------   ----------
     Tax computed on a consolidated
     basis by applying the
     statutory U.S. Federal income
     tax rate (34%)                     $  (866,000)   $  862,000     $765,000
     Increase (decrease) resulting
     from:
       Change in the valuation
       allowance for deferred tax
       assets allocated to income
       tax expense                        1,018,000      (308,000)          --
       State and local income taxes,
       net of federal income tax             33,000        50,000      280,000
       Nondeductible goodwill amortization  228,000       325,000      465,000
       Tax settlements                           --            --     (550,000)
       Taxes on foreign income at
       higher rates                         109,000       104,000       86,000
       Other items, net                      19,000        56,000     (151,000)
                                          ---------     ---------    ----------
                                         $  541,000    $1,089,000     $895,000
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

     The significant components of deferred income tax expense for the years ended December 31,
     1994 and 1993 are as follows:

                                                Years Ended December 31,
                                             ------------------------------
                                                1994                1993
                                             -----------         -----------
       Deferred income tax expense (exclusive
       of the effects of other components
       listed below)                         $  491,000          $1,363,000
       Net adjustment due to change in
       gross deferred tax asset              (1,018,000)             14,000
       Increase (Decrease) in valuation
       allowance for deferred tax assets      1,018,000            (322,000)
                                             -----------         -----------
                                             $  491,000          $1,055,000
                                             -----------         -----------
                                             -----------         -----------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1994 and 1993 are
     presented below.  The Company did not have any   deferred tax liabilities
     at December 31, 1994 and 1993.

                                               Years Ended December 31,
                                             --------------------------------
                                                  1994             1993

                                             ------------        ------------
        Deferred tax assets:
        Amortizable intangibles              $  1,613,000        $         --
        Accounts receivable and notes
          receivable                              826,000           1,522,000
        Inventories                             2,208,000           1,123,000
        Plant and equipment, principally
          due to differences in depreciation      655,000             567,000
        Net operating loss carryforward        29,079,000          29,271,000
        Warranty reserves                         373,000             281,000
        Vacation reserves                         453,000                  --
        Other accrued expenses                    605,000             567,000
        Foreign investment tax credit
          carryforwards                           487,000           1,209,000
        Foreign research and development
          tax deductions carryforward           1,069,000             725,000
        Deferred service revenue                  842,000             773,000
        Other temporary differences               405,000           1,285,000
                                             ------------        ------------
        Total gross deferred tax assets        38,615,000          37,323,000
        Less valuation allowance              (37,970,000)        (35,137,000)
                                             ------------        ------------
        Net deferred tax assets              $    645,000        $  2,186,000
                                             ------------        ------------
                                             ------------        ------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company, in determining the net deferred tax asset to be recognized at December 31, 1994, analyzed the past earnings history and the future projected pretax book income and taxable income. In order to fully realize the deferred tax asset reflected at December 31, 1994, the Company's Canadian subsidiary will need to generate future taxable income of approximately $1,475,000. Management believes it is more likely than not the subsidiary will realize the benefits of deductible differences and other tax attributes, net of existing valuation allowances at December 31, 1994.

     At December 31, 1994, the Company has total net operating loss carryforwards for federal income tax purposes of approximately $168,000,000; however, the Company's ability to utilize the net operating losses has been materially limited under Internal Revenue Code Section 382 and Section 383. Due to these limitations, the amount of future taxable income which can be offset by federal net operating losses incurred prior to July 1, 1991 is approximately $2,700,000 annually ($41,800,000 in the aggregate). Federal net operating losses incurred after June 30, 1991 approximate $23,000,000 and are available to offset future income without limitation. Federal and state net operating loss carryforwards will expire between 1995 and 2009. The Company will first utilize Predecessor Company NOL's to the extent available and will thereafter utilize the Company's NOL's.

     The Company also has foreign net operating loss carryforwards of approximately $14,880,000 at December 31, 1994, which expire between 1996 and 1999. Additionally, there are foreign investment income tax credits of approximately $487,000 which expire in 1996 through 2004 and foreign research and development tax deductions of approximately $2,443,000 which do not expire.

     For the year ended December 31, 1992, deferred tax expense of $1,305,000 represents taxes that would have been paid to the respective tax authorities in the absence of operating loss carryforwards from prior periods. Since these loss carryforwards are Predecessor Company losses, the Company is unable to realize the benefit for accounting purposes, and, accordingly, intangible assets have been reduced by the amount of taxes not paid.

     The Internal Revenue Service ("IRS") completed its examination of the Company's consolidated Federal income tax returns through the taxable year ended December 31, 1986. As a result of such examination, the IRS proposed certain adjustments that would increase the Company's consolidated taxable income and tax liability for certain years. The Company negotiated a settlement of these proposed adjustments which was approved by the Joint Committee of Taxation on January 17, 1991. In addition to the Federal income tax liability arising from the negotiated adjustments to the Company's consolidated taxable income for those years, the adjustments arising from the settlement will result in additional state income tax liabilities. On April 26, 1991, the Company received a formal demand for payment of the Federal income tax liability resulting from the settlement. As a consequence of the Chapter 11 proceedings and applicable law, the Company is entitled to defer payment of the Federal and state tax liabilities over a period of six years, with payment thereof to be made quarterly from October 1, 1991 for the Federal liability and annually for the state liability from July 1, 1992. The outstanding balance accrues interest at the six month U.S. Treasury Bill rate.


11.  OTHER NON-CURRENT LIABILITIES

     Included in other non-current liabilities at December 31, 1994 is a long-term rental payable of $107,000 assumed by the Company's Canadian subsidiary in connection with the 1994 acquisition of a certain Canadian rental base. At December 31, 1993, other non-current liabilities included long-term obligations assumed by the Company's Canadian subsidiary in connection with an acquisition made in 1990 including a minimum royalty payable for that acquisition which totalled $440,000 at December 31, 1993.

12.  LEASE AND PURCHASE COMMITMENTS

     The Company leases office and warehouse space under noncancellable operating leases expiring at various dates through the year 2000, and leases certain equipment under operating lease agreements expiring at various dates through 1997. Minimum annual rentals on these lease commitments are as follows:

                                                         Minimum
                 Year Ended                              Annual
                December 31,                             Rentals
                ------------                           -----------
                    1995                               $  4,105,000
                    1996                                  3,539,000
                    1997                                  2,448,000
                    1998                                  1,942,000
                    1999                                    710,000
                    2000                                     25,000
                                                        -----------
                    Total minimum annual rentals        $12,769,000
                                                        -----------
                                                        -----------

     Rent expense charged to operations for the years ended December 31, 1994, 1993 and 1992 was $4,741,000, $4,442,000 and $4,505,000, respectively. In the ordinary course of business, leases expire and are replaced or renewed, therefore, the rent expense in future periods is not expected to be less than the amount shown for 1994. Additionally, the Company is committed to purchase certain amounts of equipment (refer to Note 8).


13. EMPLOYEE BENEFIT PLANS

     The Company's Profit Sharing and Savings Plan was amended on January 1, 1985 to allow participating employees to authorize payroll deferrals of up to 10 percent of their total compensation and to contribute such amounts to the plan. From January 1, 1992 until May 31, 1992, the Company matched a participant's contribution by making contributions equal to 100% of that portion of a participant's deferred compensation which did not exceed 3% of the compensation payable to such participant. From June 1, 1992 to December 31, 1994, the Company matched a participant's contribution by making contributions equal to 50% of that portion of a participant's deferred compensation which did not exceed 6% of the compensation payable to such participant. During the years ended December 31, 1994, 1993 and 1992, the Company's contributions amounted to $341,000, $307,000 and $370,000, respectively.

14.  OTHER INCOME, NET

                                             Years Ended December 31,
                                        ---------------------------------------
                                           1994           1993          1992
                                        ----------     ----------    ----------
     Gain on disposition of building
       (Note 5)                         $       --     $1,738,000    $       --
     Gain (loss) on sale of property         4,000         (5,000)        6,000
     Royalty income, net                 1,615,000      1,495,000     1,317,000
     Relocation expenses, net                   --     (1,300,000)           --
     Insurance settlement                  285,000        350,000            --
     Other                                (105,000)      (318,000)     (459,000)
                                        ----------     ----------    ----------
     Other income, net                  $1,799,000     $1,960,000    $  864,000
                                        ----------     ----------    ----------
                                        ----------     ----------    ----------

     Net royalty income is substantially comprised of royalty income from NTK America for its sale of equipment designed by the Company in the amounts of $1,658,000, $1,378,000 and $1,298,000 for the years 1994, 1993 and 1992, respectively. The NTK royalty agreement was originally to be in effect through July 1996 and is in the process of being extended until July 2001. In December 1994 and 1993, the Company recorded income of $285,000 and $350,000 related to settlements of property insurance claims for inventory losses.


15.  DISCONTINUED OPERATIONS

     On May 14, 1991, the Company entered into an agreement with Nitsuko America Corporation ("NTK America") to sell specified inventory that it owns to NTK America at a price equal to the Company's carrying value of such inventory. This transaction, which closed on July 1, 1991, resulted in the sale of inventory to NTK America. Additionally, the Company licensed on a nonexclusive basis all of its telephone equipment technology to NTK America for a period of five years through June 1996, during which, the Company has an exclusive right to distribute certain equipment manufactured by NTK America's parent, Nitsuko Corporation ("NTK") in Canada, and a nonexclusive right to distribute certain other NTK products in the United States and in Canada. If NTK America sells any of NTK's products in the United States, NTK America will pay the Company a royalty ranging from 3% to 7.5% of the purchase price of all equipment designed by the Company (depending on the distribution channel). In addition, the Company will be provided with the most favorable purchase prices available for NTK America's products during the period of the agreement. As a result of the foregoing, the Company commenced discontinuance of its distribution operations in 1991.

     During the third quarter of 1992, the Company's Canadian subsidiary sold its key telephone system distribution business to NTK America for approximately $857,000. The Canadian subsidiary received $762,000 of this amount in cash during 1992. The remaining amount was paid in January 1993. This transaction completed the Company's discontinuation (which was begun in 1991) of its sales to Distributors. The operating loss of $13,000 on the Company's distribution operations is included in other income, net for the year 1992.

     As part of the sales agreement with NTK America, the Canadian subsidiary will be provided with the most favorable purchase prices available for NTK America's products during the period of the agreement which is similar to the U.S. agreement in place with NTK America.

16.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

     The Company operates primarily in the telecommunications equipment industry. The Company primarily sells, installs and services its products through a domestic and Canadian network of sales and service facilities primarily to small to medium sized customers. An analysis of the Company's operations by geographic location is as follows:

     Year Ended                       United
     December 31, 1994                States         Canada      Eliminations        Consolidated
     -----------------             ------------   ------------   ------------        ------------
     Sales to unaffiliated
       companies                   $97,032,000    $27,958,000    $   (83,000)        $124,907,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Pretax income (loss)          $(3,448,000)   $   929,000    $   (28,000)        $ (2,547,000)
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Assets identifiable to
       geographic areas            $43,822,000    $12,264,000    $(1,861,000)        $ 54,225,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Year Ended                       United
     December 31, 1993                States         Canada      Eliminations        Consolidated
     -----------------             ------------   ------------   ------------        ------------
     Sales to unaffiliated
       companies                   $77,474,000    $24,734,000    $   (97,000)        $102,111,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Pretax income                 $ 1,747,000    $   789,000    $        --         $  2,536,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Assets identifiable to
       geographic areas            $50,964,000    $14,274,000    $(2,244,000)        $ 62,994,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------

     Year Ended                       United
     December 31, 1992                States         Canada      Eliminations        Consolidated
     -----------------             ------------   ------------   ------------        ------------
     Sales to unaffiliated
       companies                   $75,152,000    $26,130,000    $  (128,000)        $101,154,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Pretax income                 $ 1,458,000    $   772,000    $     6,000         $  2,236,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------
     Assets identifiable to
       geographic areas            $53,226,000    $14,786,000    $(2,215,000)        $ 65,797,000
                                   ------------   ------------   ------------        ------------
                                   ------------   ------------   ------------        ------------

     Identifiable assets for each geographic area are those assets associated with the operations in each area. Eliminations include amounts for internal sales between geographic areas, profit in inventory and investments in foreign operations.

17.  SELECTED QUARTERLY DATA (UNAUDITED)

     Set forth below is selected quarterly information for the years ended December 31, 1994 and 1993:

                                                            1994 Quarters
                              ----------------------------------------------------------------------
                                   1st (a)           2nd(a)               3rd              4th(b)(c)
                              ------------        -----------         -----------         -----------
     Net revenue              $29,703,000         $31,714,000         $31,829,000         $31,661,000
     Gross margin              14,186,000          15,230,000          14,469,000          11,934,000
     Net income (loss)           (142,000)            426,000             148,000          (3,551,000)
     Income (loss) per share       $(0.04)              $0.11               $0.04              $(0.89)

                                                            1993 Quarters
                              ----------------------------------------------------------------------
                                   1st                2nd                3rd(d)            4th (a)(e)
                              -----------         -----------         -----------         -----------
     Net revenue              $23,749,000         $24,011,000         $24,933,000         $29,418,000
     Gross margin              12,144,000          12,184,000          12,099,000          13,958,000
     Net income                   239,000             259,000             235,000             632,000
     Income per share               $0.06               $0.07               $0.06               $0.16

     (a)  Amounts have been restated for correction of errors (see Note 19).

     (b) Includes a non-cash charge of $1,540,000 which primarily represents a write-down of inventory for the excess of net book value over the estimated net realizable value (see Note 4).

     (c) Includes additional amortization of $850,000 which represents a write-down for the impairment of goodwill arising from the acquisition of certain customer bases in California (see Note 7). The fourth quarter also includes charges relating to physical inventory results ($415,000), additional relocation costs ($340,000) and a gain of $285,000 from an insurance settlement.

     (d) Includes approximately $438,000 net gain from the disposition of the building and associated relocation costs in the move of the corporate headquarters to Overland Park, Kansas.

     (e) Includes $350,000 gain on insurance settlement and $240,000 of expenses associated with the attempted privatization of the Company's Canadian subsidiary.



18.       RELATED PARTY TRANSACTIONS

          The Company entered into an Administrative and Consulting Agreement dated as of January 1, 1995 with Marmon, pursuant to which Marmon provides certain centralized administrative and consulting services to the Company. In consideration of such services, the Company has agreed to pay to Marmon a monthly amount of $36,000. Under the agreement, the Company has also agreed to reimburse Marmon for all reasonable expenses it incurs in connection with the provision of services to the Company. Reimbursements are not considered material.

          Additionally, in 1992 the Company began depositing its excess cash in a revolving cash account with the Marmon Corporation (refer to Note
          3). The Company earns interest on the amounts deposited in this account at rates that are at least comparable to third party rates available for equivalent overnight investments.


19.       EFFECT OF CORRECTIONS

          In November 1994, the Company amended its financial statements for 1993 and the first and second quarters of 1994 to correct accounting errors principally relating to incorrect service billings to California customers who previously had purchased service contracts. The contracts were acquired as part of the PTMS acquisition at the end of the third quarter of 1993. Additionally, unrelated errors in the same periods were discovered involving inventories and accruals at the Company's Northwest operating unit. The effect of the corrections were as follows:


          Year Ended December 31, 1993
          ----------------------------
                              As previously reported        Corrections         As restated
                              ----------------------        -----------         -----------
          Revenues                 $102,531,000             $  (420,000)        $102,111,000
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Pre-tax Income           $  3,002,000             $  (466,000)        $  2,536,000
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Net Income               $  1,682,000             $  (317,000)        $  1,365,000
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Earnings per share       $       0.42             $     (0.08)        $       0.34
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Three Months Ended March 31, 1994
          ---------------------------------
                              As previously reported        Corrections         As restated
                              ----------------------        -----------         -----------
          Revenues                 $ 30,255,000             $  (552,000)        $ 29,703,000
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Pre-tax Income (Loss)    $    691,000             $  (747,000)        $    (56,000)
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Net Income (Loss)        $    295,000             $  (437,000)        $   (142,000)
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Earnings(Loss) per share $       0.07             $     (0.11)        $      (0.04)
                                   ------------             ------------        ------------
                                   ------------             ------------        ------------

          Three Months Ended June 30, 1994
          --------------------------------

                              As previously reported        Corrections         As restated
                              ----------------------        -----------         -----------
          Revenues                 $ 31,636,000             $  78,000           $ 31,714,000
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Pre-tax Income           $    993,000             $(110,000)          $    883,000
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Net Income               $    467,000             $ (41,000)          $    426,000
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Earnings per share       $       0.12             $   (0.01)          $       0.11
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Six Months Ended June 30, 1994
          ------------------------------

                              As previously reported        Corrections         As restated
                              ----------------------        -----------         -----------
          Revenues                 $ 61,891,000             $ (474,000)         $ 61,417,000
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Pretax Income            $  1,684,000             $ (857,000)         $    827,000
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Net Income               $    762,000             $ (478,000)         $    284,000
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

          Earnings per share       $       0.19             $    (0.12)         $       0.07
                                   ------------             -----------         ------------
                                   ------------             -----------         ------------

                    TIE/communications, Inc. and Subsidiaries


                SCHEDULE VIII:  VALUATION AND QUALIFYING ACCOUNTS

                                   Additions
                    Balance at     Charged to
                    Beginning      Cost and                      Balance at
Description         of Period      Expenses       Deductions*    End of Period
-----------         ---------      --------       -----------    -------------
Year Ended
December 31, 1994
-----------------

Allowance for
doubtful accounts   $1,529,000     $1,912,000     $(1,269,000)   $2,172,000

Year Ended
December 31, 1993
-----------------

Allowance for
doubtful accounts   $1,913,000     $  937,000     $(1,321,000)   $1,529,000

Year Ended
December 31, 1992
-----------------

Allowance for
doubtful accounts   $2,090,000     $  690,000     $  (867,000)   $1,913,000


-----------------

     * Bad debts written off.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               1.   Financial Statements and Schedules:  See Item 8.

               2.   Exhibits:  See Exhibit Index on Page 48.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last fiscal quarter.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIE/communications, Inc.

                                   By: /s/ George N. Benjamin, III
                                      -------------------------------------
March 27, 1995                        George N. Benjamin, III, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        Position or Office            Date
                                        ------------------            ----
/s/  George N. Benjamin, III       President, Chief Executive     March 27, 1995
-------------------------------
George N. Benjamin, III            Officer and Director

/s/  Eric V. Carter                Director                      March  27, 1995
-------------------------------
Eric V. Carter

/s/  Robert C. Gluth               Director                      March  27, 1995
-------------------------------
Robert C. Gluth

/s/  Thomas L. Kelly, Jr.          Director                      March  27, 1995
-------------------------------
Thomas L. Kelly, Jr.

/s/  Robert E. LaBlanc             Director                      March  27, 1995
-------------------------------
Robert E. LaBlanc

/s/  Robert A. Pritzker            Director                      March  27, 1995
-------------------------------
Robert A. Pritzker

/s/  Robert W. Webb                Director                      March  27, 1995
-------------------------------
Robert W. Webb

/s/  Roy B. Henry                  Interim Chief Financial       March  27, 1995
-------------------------------
Roy B. Henry                       Officer

                                  EXHIBIT INDEX

2         --   Joint Plan of Reorganization of the Debtors, filed with the
               United States Bankruptcy Court for the District of Delaware on
               April 8, 1992.  (8)

3         --   Restated Certificate of Incorporation(1) and By-Laws.  (2)

3.1       --   Amendment to the Restated Certificate of Incorporation.  (4)

3.2       --   Amendment, dated June 10, 1987, to the Restated Certificate of
               Incorporation.  (5)

3.3       --   Certificate of Correction, dated September 1, 1987, to the
               Restated Certificate of Incorporation.  (5)

10.4      --   Stock Purchase Agreement dated as of March 24, 1990, by and between TIE and Chinteik ("Chinteik Agreement").  (6)

10.5      --   License Agreement, exhibit to Chinteik Agreement.  (6)

10.6      --   Form of Separation Agreement executed between TIE and Randolph K.
               Piechocki.  (6)

10.7      --   "Standstill" Letter Agreement, dated April 10, 1990, by and between HCR Partners and TIE.  (6)

10.9      --   Exchange Agreement, dated April 7, 1991, by and between HCR
               Partners and TIE. (7)

10.10     --   Amendment, dated April 8, 1991, to Separation Agreement, dated
               December 11, 1985, between TIE and Eric V. Carter.  (8)

10.11     --   Severance Agreement, dated April 9, 1991, between TIE and Thomas
               L. Kelly, Jr.  (8)

10.12     --   Separation Agreement and General Release, dated February 13,
               1992, between TIE and Barry D. Schumaker.  (11)

10.13     --   Separation Agreement and General Release, dated March 6, 1992, between TIE and Roger L. Crossland.  (11)

10.14     --   Administrative and Consulting Service Agreements, dated January
               1, 1995, between The Marmon Group, Inc. and TIE. *

10.15     --   Business Agreement, dated May 22, 1991, by and between TIE,
               Nitsuko America Corporation and Century Electronics and Systems
               Co., Ltd.  (11)

10.16     --   Inventory and Equipment Transfer Agreement between TIE and
               Nitsuko America Corporation, dated May 14, 1991.  (11)

10.17     --   License and Royalty Agreement between TIE and Nitsuko America
               Corporation, dated July 1991.  (11)

10.18     --   Consignment Agreement between TIE and Nitsuko America
               Corporation, dated July 1991.  (11)

10.19     --   Distribution Agreement between TIE and Nitsuko America
               Corporation dated July 1991.  (11)

10.20     --   Revolving Credit Agreement, dated June 18, 1991, by and among TIE and certain of its subsidiaries and HCR Partners.  (9)

10.21     --   Registration Rights Agreement, dated June 18, 1991, by and between HCR Partners and TIE.  (9)

10.22     --   Voting Agreement, dated June 18, 1991, between TIE and HCR
               Partners.  (9)

10.23     --   Amendment to and Assignment of Revolving Credit Agreement,
               entered into as of July 1, 1991, by and among TIE and certain of its subsidiaries, HCR Partners and Marmon Holdings, Inc.  (10)

10.24     --   Distribution Agreement between TIE/communications Canada, Inc.
               and Nitsuko America Corporation dated August 31, 1992.  (12)

10.25     --   Inventory and Equipment Transfer Agreement, dated July 24, 1992, by and between Nitsuko America Corporation and TIE/communications
               Canada, Inc.  (12)

10.26     --   Employment Agreement between Eric V. Carter and TIE, dated
               January 14, 1992. (12)

10.27     --   Letter Agreement between George N. Benjamin, III and TIE, dated
               April 29, 1992. (12)

10.28     --   Revolving Funds Agreement between TIE and The Marmon Corporation, dated January 1, 1992.  (12)

10.29     --   Asset Purchase and Sale Agreement by and between PacTel Meridian
               Systems and TIE/communications, Inc., dated September 17, 1993.
               (13)

10.30     --   Agreement between Mark Amatrudo and TIE, dated November 1, 1993.
               (14)

10.31     --   Agreement and Release between Mark Amatrudo and TIE, dated
               November 19, 1993. (14)

10.32     --   Agreement between Anthony T. Guiterman and TIE, dated December 8,
               1993. (14)

10.33     --   Agreement and Release between Anthony T. Guiterman and TIE dated
               December 9, 1993. (14)

10.34     --   Agreement between Anthony T. Guiterman and TIE, dated November 9,
               1993. (14)

10.35     --   Agreement and Release between Brian J. Kelley and TIE, dated
               February 10, 1994. (14)

10.36     --   Agreement and Release between Russell J. Melita and TIE, dated
               December 28,        1993. (14)

10.37     --   Second Amendment dated March 1, 1992, to the Revolving Credit
               Agreement, dated June 18, 1991 among TIE and certain of its subsidiaries and Marmon Holdings, Inc. (14)

10.38     --   Amendment dated March 31, 1993 to the Revolving Credit Agreement, dated June 18, 1991, by and between TIE and various of its subsidiaries and Marmon Holdings, Inc. (14)

10.39     --   Fourth Amendment dated December 31, 1993 to the Revolving Credit
               Agreement, dated June 18, 1991, by and between TIE and various of its subsidiaries and Marmon Holdings, Inc. (14)

10.40     --   Retirement and Savings Stock Trust between TIE/communications and
               Neal L. Brees, Trustee dated January 3, 1995.*

21        --   List of Subsidiaries. *

27        --   Financial Data Schedule. *

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

(13) Filed as an exhibit to TIE's Current Report on Form 8-K, dated September 30, 1993, and incorporated herein by reference.

(14) Filed as an exhibit to TIE's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.