Form 10-Q
period 1995-03-31
TIE COMMUNICATIONS INC
filed 1995-05-15
CIK 313309

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

               OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________ .

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

                    Yes    X      No
                        --------      --------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes    X      No
                        --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     DATE                CLASS                    SHARES OUTSTANDING
     ----                -----                    ------------------
March 31, 1995      Common Stock, par                 3,981,338
                    value $.10 per share


    TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES

                                        INDEX


PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - March 31, 1995 and
               December 31, 1994                                    3 - 4

          Consolidated Statements of Operations -
               Three Months Ended March 31, 1995 and 1994               5

          Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994           6 - 7


          Notes to Consolidated Financial Statements                    8

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                     9 - 10

PART II.  OTHER INFORMATION                                            10

PART I.   FINANCIAL INFORMATION

The condensed financial statements included herein have been provided by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, however, Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The condensed interim financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position and consolidated results of operations of the Registrant and its subsidiaries (hereinafter sometimes collectively referred to as the "Company") for the periods presented. The December 31, 1994 financial statements are derived from the audited financial statements presented in the Registrant's Annual Report on Form 10-K.

ITEM 1.  FINANCIAL STATEMENTS

                  TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                             MARCH 31,     DECEMBER 31,
                                               1995           1994
                                           -----------      -----------
                                           (UNAUDITED)
Current assets:
 Cash and cash equivalents                 $   302,000      $   887,000
 Notes and accounts receivable, net
  of allowance for doubtful accounts:
   March 31, 1995 - $1,978,000
   December 31, 1994 - $2,172,000           14,265,000       13,780,000
 Inventories, net                           13,478,000       13,704,000
 Restricted cash equivalents                   232,000          232,000
 Current portion of long-term notes
  receivable                                   121,000          215,000
 Current deferred tax assets, net               82,000           82,000
 Prepaid expenses                              964,000          952,000
 Miscellaneous                               1,178,000        1,683,000
                                           -----------      -----------

      Total current assets                  30,622,000       31,535,000
                                           -----------      -----------

Property, net                                1,922,000        1,852,000
Intangible assets, net                      19,260,000       19,735,000
Long-term deferred tax assets, net             563,000          563,000
Long-term notes receivable                     388,000          385,000
Other assets                                   155,000          155,000
                                           -----------      -----------

      Total assets                         $52,910,000      $54,225,000
                                           ===========      ===========



See accompanying Notes to Consolidated Financial Statements.

                 TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             MARCH 31,     DECEMBER 31,
                                               1995           1994
                                           -----------      -----------
                                           (UNAUDITED)
Current liabilities:
 Notes payable and current
  maturities of long-term debt             $ 2,100,000      $        --
 Accounts payable                            4,703,000        7,499,000
 Accrued expenses                           12,112,000        2,243,000
 Relocation reserves                           268,000          123,000
 Deferred service revenue                    9,392,000        9,297,000
 Income taxes payable                        2,123,000        2,127,000
                                           -----------      -----------
       Total current liabilities            30,698,000       31,289,000

Other non-current liabilities                  329,000          376,000
Long-term tax liability                      2,468,000        2,741,000
Minority interest                               69,000           79,000
                                           -----------      -----------

       Total liabilities                    33,564,000       34,485,000
                                           -----------      -----------

Stockholders' equity:
 Common stock, par value $0.10                 399,000          399,000
  Authorized - 10,000,000 shares
  Issued - 3,988,392 shares
  Outstanding - 3,981,338 shares
 Additional paid-in capital                 19,217,000       19,217,000
 Retained earnings (deficit)                (1,121,000)        (711,000)
 Common stock in treasury, at cost             (60,000)         (60,000)
                                           -----------      -----------
                                            18,036,000       18,845,000

 Cumulative foreign currency
  translation adjustment                       911,000          895,000
                                           -----------      -----------

       Total stockholders' equity           19,346,000       19,740,000
                                           -----------      -----------
       Total liabilities and
        stockholders' equity               $52,910,000      $54,225,000
                                           ===========      ===========



See accompanying Notes to Consolidated Financial Statements.

                    TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                          THREE MONTHS ENDED MARCH 31,
                                       ---------------------------------
                                          1995                   1994
                                       -----------           -----------
Net revenue:
  Equipment sales                      $24,627,000           $22,665,000
  Services provided                      6,865,000             7,038,000
                                       -----------           -----------
                                        31,492,000            29,703,000
                                       -----------           -----------
Cost of sales:
  Equipment sales                       14,057,000            12,235,000
  Services provided                      3,034,000             3,282,000
                                       -----------           -----------
                                        17,091,000            15,517,000
                                       -----------           -----------
Gross margin:
  Equipment sales                       10,570,000            10,430,000
  Services provided                      3,831,000             3,756,000
                                       -----------           -----------
                                        14,401,000            14,186,000
                                       -----------           -----------

Operating expenses                      14,947,000            14,612,000
                                       -----------           -----------

Operating loss from consolidated
 operations                               (546,000)             (426,000)

Interest income                             47,000                67,000
Interest expense                           (23,000)              (61,000)
Other income, net                          265,000               329,000
                                       -----------           -----------

Pretax loss                               (257,000)              (91,000)
Provision for income taxes                 153,000                51,000
                                       -----------           -----------

Net loss                               $  (410,000)          $  (142,000)
                                       ===========           ===========

Net loss per share                     $     (0.10)          $     (0.04)
                                       ===========           ===========

Average shares outstanding               3,981,338             3,981,338


See accompanying Notes to Consolidated Financial Statements.

                  TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 1995             1994
                                              ----------      -----------
Cash flows from operating activities:
 Net loss                                     $ (410,000)     $  (142,000)
 Adjustments to reconcile net income
  to cash flows from operating activities:
  Depreciation and amortization                  724,000          684,000
  Deferred income                                (18,000)         (19,000)
  Minority interest                              (10,000)          79,000
  Deferred income taxes                          141,000           51,000
  Relocation Expense                             150,000          300,000
  Changes in working capital, net
   of acquisitions and divestitures:
     Accounts receivable                        (477,000)          54,000
     Inventories                                 237,000       (1,617,000)
     Other receivables                           239,000          157,000
     Prepaid expenses and miscellaneous
      current assets                             257,000         (396,000)
     Accounts payable                         (2,801,000)      (2,527,000)
     Accrued expenses                           (166,000)         798,000
     Relocation reserves                          (5,000)        (234,000)
     Deferred service revenue                     90,000          142,000
     Taxes payable                                (4,000)          22,000
                                              ----------      -----------

     Cash flows used for operating
      activities                              (2,053,000)      (2,648,000)

Cash flows from investment activities:
 Capital expenditures, net of disposals         (301,000)        (264,000)
 Assets of businesses acquired                  (152,000)        (181,000)
 Other                                            (1,000)              --
                                              ----------      -----------
   Cash flows used for investment activities    (454,000)        (445,000)







                                (Continued)

See accompanying Notes to Consolidated Financial Statements.

                  TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 1995             1994
                                              ----------      -----------
Cash flows from financing activities:
 Long-term and short-term borrowings          $2,100,000      $        --
 Long-term and short-term debt repayments             --         (424,000)
 Payment of long-term tax liability             (273,000)              --
 Other                                            91,000           51,000
                                              ----------      -----------

   Cash flows from (used for) financing
    activities                                 1,918,000         (373,000)
Impact of changes in foreign currency
 translation                                       4,000         (194,000)
                                              ----------      -----------

Decrease in cash and cash equivalents           (585,000)      (3,660,000)
Cash and cash equivalents at the
 beginning of period                             887,000        8,133,000
                                              ----------      -----------
Cash and cash equivalents at the
 end of period                                $  302,000      $ 4,473,000
                                              ==========      ===========

- - - - ---------------------------------

Cash flow information:
 Interest paid                                $   56,000      $    31,000
                                              ==========      ===========

 Income taxes paid (excluding
  payment of long term tax liability)         $   10,000      $    43,000
                                              ==========      ===========








See accompanying Notes to Consolidated Financial Statements.

                  TIE/COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. Consolidation

   The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated. Certain amounts previously reported have been reclassified to conform with revised classifications adopted in the first quarter of 1995.

2. Inventories


                                            MARCH 31,        DECEMBER 31,
                                              1995              1994
                                          ------------       ------------
   Spare parts and jobs in progress         3,800,000          3,058,000
   Finished goods                           9,678,000         10,646,000
                                          -----------        -----------
                                          $13,478,000        $13,704,000
                                          ===========        ===========


3. Property

   The following is a schedule of property, plant and equipment:

                                            March 31,        December 31,
                                              1995               1994
                                          ------------       ------------
   Land                                     $   10,000       $    10,000
   Buildings                                   224,000           224,000
   Equipment and tooling                    14,943,000        14,665,000
   Leasehold improvements                      658,000           729,000
   Furniture and fixtures                    3,565,000         3,475,000
                                            19,400,000        19,103,000
                                           -----------        ----------
   Less accumulated depreciation
    and amortization                        17,478,000        17,251,000
                                           $ 1,922,000       $ 1,852,000
                                           ===========       ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1995 VERSUS MARCH 31, 1994

For the quarter ended March 31, 1995, the Company incurred a net loss of $410 thousand or $0.10 per share as compared to a net loss of approximately $142 thousand or $0.04 per share for the first quarter of 1994. The increase in net loss of $268 thousand in the 1995 first quarter is due primarily to a decline in gross margin percentages to 45.7% in the first quarter of 1995 from 47.8% in the same period of 1994.

Total net revenue for the first quarter of 1995 increased $1.8 million or 6.0% as compared to the comparable 1994 period. The increase occurred in new equipment sales with a $2.0 million or 8.7% increase over the first quarter 1994. Net revenue from new equipment sales accounted for approximately 78.2% and 76.3% of the total revenue for the first quarter of 1995 and 1994, respectively. The service revenue decreased $0.2 million or 2.5% over the 1994 first quarter with the decrease primarily in the direct sales and service division with a decline in both revenue associated with maintenance contracts and time and material billings. Net revenues from services provided accounted for approximately 21.8% of total revenue in the first quarter of 1995 as compared to 23.7% of total revenue in the first quarter of 1994. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods. However, there are no assurances that the foregoing will occur.

The gross margin percentage for the quarter ended March 31, 1995 was 45.7% as compared to 47.8% for the same period of 1994. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. The product mix included in new equipment sales has shifted to an increased volume of lower margin products. Although new equipment sales carry lower margins, these sales present future service business to the Company. Gross margin on service revenue has increased from 53.4% in the first quarter of 1994 to 55.8% in the first quarter of 1995. The increase in gross margin on service revenue is primarily due to increased service efficiencies.

Another factor that may affect the Company's gross margin percentage in the more distant future relates to the Company's agreement with NTK America. Under that agreement, the Company is provided with the most favorable purchase prices on NTK America products for the duration of the agreement. The agreement has been extended through June 2001, with a five-year option to renew through June 2006. It is anticipated that if NTK America does not invest in research and development to advance the technology and improve the cosmetics of the products, the marketability of these products will decline. Although the Company has agreed to provide an incentive to NTK America to invest in such research and development, the Company cannot guarantee that NTK America will perform future development on these products. Therefore, the Company cannot estimate the impact of the foregoing on future gross margin at this time.

Operating expenses increased $0.3 million (2.3%) in the first quarter of 1995 versus 1994. Operating expenses as a percent of sales, however, decreased to 47.5% in the first quarter of 1995 as compared to 49.2% in 1994. The increase in operating expenses consists of an increase in selling expenses of $0.4 million consistent with the 6.0% increase in net revenue. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.


Nonoperating income (expense) decreased only $46 thousand in the first quarter of 1995 from 1994 represented by: (a) a decrease in interest income of $20 thousand resulting from declining cash balances in 1995; (b) a favorable decrease in interest expense of $38 thousand from the debt repayments in 1994; and (c) a decrease in other income, net of $64 thousand. Other income, net is substantially comprised of royalty income of $397 thousand and $413 thousand for the first quarter of 1995 and 1994, respectively, primarily from NTK America for its sale of equipment designed by the Company.

The Company continues to focus its efforts on maintaining its existing customer base and implementation of training and marketing programs related to its new strategic businesses.

INFLATION

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 1995 totalled $0.3 million, a decrease of $0.6 million from December 31, 1994. For the first quarter of 1995, the Company used approximately $2.0 million of cash for operating activities primarily from reduction of accounts payable. Additionally, the Company used approximately $0.3 million for payment of the long-term tax liability, $0.3 million for net capital expenditures and $0.2 million to expand its service network. The Company borrowed $2.1 million under its revolving line of credit as discussed below.

The Company has a $7,000,000 line of credit with Marmon Holdings, Inc. which expires December 31, 1996. The indebtedness under the line of credit is secured by substantially all of the Company's assets and has been guaranteed by the principal subsidiaries of the Company.

The Company believes sufficient cash resources exist to support its needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of March 31, 1995 and therefore was qualified to borrow the entire $7,000,000 available under the line. The Company borrowed under this line of credit during the first quarter 1995 and $2.1 million of borrowings were outstanding as of March 31, 1995.

At March 31, 1995 the Company did not have any material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Not applicable.

                                SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TIE/communications, Inc.


Dated:  May 15, 1995                   By: /s/ George N. Benjamin, III
                                          ------------------------------------
                                          George N. Benjamin, III
                                          President and Chief Executive Officer


Dated:  May 15, 1995                   By: /s/ John W. Wellhausen
                                          ------------------------------------
                                          John W. Wellhausen
                                          Chief Financial Officer