Form 10-Q
period 1995-06-30
TIE COMMUNICATIONS INC
filed 1995-08-14
CIK 313309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934


For the transition period from                to                              .
                               --------------    ------------------------------

Commission File Number             1-7960
                       --------------------------------------------------------


                          TIE/COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                06-0872068
-------------------------------         ---------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


8500 W. 110th Street, Overland Park, Kansas                  66210
-------------------------------------------       -----------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


Registrant's telephone number, including area code:  (913) 344-0400


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

     Yes     X      No
           -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                    Class                      Shares Outstanding
-----------------  -----------------------------  -----------------------------
June 30, 1995           Common Stock, par                  3,981,338
-----------------  -----------------------------  -----------------------------
                        value $.10 per share
-----------------  -----------------------------  -----------------------------

                    TIE/communications, Inc. and Subsidiaries

                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - June 30, 1995 and
               December 31, 1994                                             3-4

          Consolidated Statements of Operations -
               Six Months Ended June 30, 1995 and 1994                         5

          Consolidated Statements of Operations -
               Three Months Ended June 30, 1995 and 1994                       6

          Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1995 and 1994                       7-8


          Notes to Consolidated Financial Statements                           9

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                             10-12

PART II.  OTHER INFORMATION

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                          12
                                       -1-

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

ITEM 1.  FINANCIAL STATEMENTS

                    TIE/communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                       June 30,     December 31,
                                                        1995           1994
                                                  ---------------  -------------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                       $       212,000  $     887,000
  Notes and accounts receivable, net
    of allowance for doubtful accounts:
            June 30, 1995 - $ 1,838,000
            December 31, 1994 - $2,172,000             13,360,000     13,780,000
  Inventories, net                                     11,853,000     13,704,000
  Restricted cash equivalents                             232,000        232,000
  Current portion of long-term notes receivable            72,000        215,000
  Current deferred tax assets, net                         82,000         82,000
  Prepaid expenses                                      1,082,000        952,000
  Miscellaneous                                         1,523,000      1,683,000
                                                      -----------    -----------

      Total current assets                             28,416,000     31,535,000
                                                      -----------    -----------

Property, net                                           1,803,000      1,852,000
Intangible assets, net                                 18,858,000     19,735,000
Long-term deferred tax assets, net                        563,000        563,000
Long-term notes receivable                                398,000        385,000
Other assets                                              176,000        155,000
                                                      -----------    -----------

      Total assets                                    $50,214,000    $54,225,000
                                                      -----------    -----------
                                                      -----------    -----------


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,          December 31,
                                                               1995                1994
                                                            -----------         ------------
                                                            (Unaudited)
Current liabilities:
  Notes payable and current
    maturities of long-term debt                            $ 1,700,000         $       --
  Accounts payable                                            3,908,000           7,499,000
  Accrued expenses                                           12,052,000          12,243,000
  Relocation reserves                                           316,000             123,000
  Deferred service revenue                                    8,952,000           9,297,000
  Income taxes payable                                        2,087,000           2,127,000
                                                           ------------         -----------
       Total current liabilities                             29,015,000          31,289,000

Other non-current liabilities                                   283,000             376,000
Long-term tax liability                                       1,517,000           2,741,000
Minority interest                                                63,000              79,000
                                                           ------------         -----------

       Total liabilities                                     30,878,000          34,485,000
                                                           ------------         -----------

Stockholders' equity:
  Common stock, par value $0.10                                 399,000             399,000
        Authorized - 10,000,000 shares
        Issued - 3,988,392 shares
        Outstanding - 3,981,338 shares
  Additional paid-in capital                                 19,217,000          19,217,000
  Retained earnings (deficit)                                (1,241,000)           (711,000)
  Common stock in treasury, at cost                             (60,000)            (60,000)
                                                           ------------         -----------
                                                             18,315,000          18,845,000

  Cumulative foreign currency translation adjustment          1,021,000             895,000
                                                           ------------         -----------

        Total stockholders' equity                           19,336,000          19,740,000
                                                           ------------         -----------

        Total liabilities and stockholders' equity          $50,214,000         $54,225,000
                                                           ------------         -----------
                                                           ------------         -----------




See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Six Months Ended June 30,
                                            -----------------------------------
                                                 1995                 1994
                                            --------------        -------------
Net revenue:
  Equipment sales                           $   48,464,000       $  47,099,000
  Services provided                             13,739,000          14,318,000
                                            --------------       -------------
                                                62,203,000          61,417,000
                                            --------------       -------------
Cost of sales:
  Equipment sales                               27,670,000          25,768,000
  Services provided                              5,976,000           6,233,000
                                            --------------       -------------
                                                33,646,000          32,001,000
                                            --------------       -------------
Gross margin:
  Equipment sales                               20,794,000          21,331,000
  Services provided                              7,763,000           8,085,000
                                            --------------       -------------
                                                28,557,000          29,416,000
                                            --------------       -------------

Operating expenses                              29,557,000          29,344,000
                                            --------------       -------------

Operating income (loss) from
  consolidated operations                       (1,000,000)             72,000

Interest income                                     83,000             170,000
Interest expense                                  (189,000)           (117,000)
Other income, net                                  810,000             634,000
                                            --------------       -------------

Pretax income (loss)                              (296,000)            759,000
Provision for income taxes                         234,000             475,000
                                            --------------       -------------

Net income (loss)                            $    (530,000)      $     284,000
                                            --------------       -------------
                                            --------------       -------------

Net income (loss) per share                  $       (0.13)      $        0.07
                                             -------------       -------------
                                             -------------       -------------

Average shares outstanding                       3,981,338           3,981,338


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended June 30,
                                                               --------------------------------
                                                                    1995              1994
                                                               ------------       -------------
Net Revenue:
  Equipment sales                                              $ 23,837,000       $  24,434,000
  Services provided                                               6,874,000           7,280,000
                                                               ------------       -------------
                                                                 30,711,000          31,714,000
                                                               ------------       -------------

Cost of sales:
  Equipment sales                                                13,613,000          13,533,000
  Services provided                                               2,942,000           2,951,000
                                                               ------------       -------------
                                                                 16,555,000          16,484,000
                                                               ------------       -------------

Gross margin:
  Equipment sales                                                10,224,000          10,901,000
  Services provided                                               3,932,000           4,329,000
                                                               ------------       -------------
                                                                 14,156,000          15,230,000
                                                               ------------       -------------

Operating expenses                                               14,610,000          14,732,000
                                                               ------------       -------------

Operating income (loss) from consolidated operations               (454,000)            498,000

Interest income                                                      36,000              91,000
Interest expense                                                    (86,000)            (56,000)
Other income, net                                                   465,000             317,000
                                                               ------------       -------------

Pretax income (loss)                                                (39,000)            850,000
Provision for income taxes                                           81,000             424,000
                                                               ------------       -------------

Net income (loss)                                              $   (120,000)      $     426,000
                                                               ------------       -------------
                                                               ------------       -------------


Net income (loss) per share                                    $      (0.03)      $        0.11
                                                               ------------       -------------
                                                               ------------       -------------


Average shares outstanding                                        3,981,338           3,981,338




See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                         1995              1994
                                                                     -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                                  $  (530,000)     $   284,000
   Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
   Depreciation and amortization                                       1,456,000        1,356,000
   Loss from disposition of assets                                        71,000               --
   Deferred income                                                       (36,000)         (33,000)
   Minority interest                                                     (16,000)          68,000
   Deferred income taxes                                                 210,000          475,000
   Relocation expense                                                    200,000          300,000
   Changes in working capital, net of
      acquisitions and divestitures:
      Accounts receivable                                                171,000         (298,000)
      Inventories                                                        588,000       (1,825,000)
      Other receivables                                                  142,000          152,000
      Prepaid expenses and miscellaneous current assets                   36,000         (227,000)
      Accounts payable                                                (3,619,000)      (3,393,000)
      Accrued expenses                                                  (362,000)       1,464,000
      Relocation reserves                                                 (7,000)        (518,000)
      Deferred service revenue                                          (388,000)        (428,000)
      Taxes payable                                                     (167,000)           3,000
                                                                     -----------      -----------

          Cash flows used for operating activities                    (2,251,000)      (2,620,000)

Cash flows from investment activities:
  Capital expenditures, net of disposals                                (571,000)        (534,000)
  Proceeds from disposition of assets                                  1,703,000               --
  Assets of businesses acquired                                         (255,000)        (299,000)
  Purchase of minority interest in
   consolidated subsidiary                                                (4,000)      (2,551,000)
  Other                                                                  (21,000)              --
                                                                     -----------      -----------
             Cash flows provided by (used for)
              investment activities                                      852,000       (3,384,000)


                                   (Continued)

     See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                      Six Months Ended June 30,
                                                                    -----------------------------
                                                                        1995              1994
                                                                    ------------      -----------
Cash flows from financing activities:
  Long-term and short-term borrowings                               $  1,700,000      $      --
  Long-term and short-term debt repayments                                    --         (424,000)
  Payment of long-term tax liability                                  (1,099,000)        (272,000)
  Other                                                                  131,000          122,000
                                                                    ------------      -----------
   Cash flows provided by (used for) financing activities                732,000         (574,000)
Impact of changes in foreign currency
  translation                                                             (8,000)        (127,000)
                                                                    ------------      -----------

Decrease in cash and cash equivalents                                   (675,000)      (6,705,000)
Cash and cash equivalents at the
  beginning of period                                                    887,000        8,133,000
                                                                    ------------      -----------

Cash and cash equivalents at the end of period                      $    212,000      $ 1,428,000
                                                                    ------------      -----------
                                                                    ------------      -----------
---------------------------------------

Cash flow information:
  Interest paid                                                     $     45,000      $    62,000
                                                                    ------------      -----------
                                                                    ------------      -----------

  Income taxes paid (excluding
   payment of long term tax liability)                              $    130,000      $    65,000
                                                                    ------------      -----------
                                                                    ------------      -----------

     See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Consolidation

   The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All material intercompany accounts and transactions are eliminated. Certain amounts previously reported have been reclassified to conform with revised classifications adopted in the first six months of 1995.


2. Inventories

                                                 June 30,          December 31,
                                                   1995               1994
                                                -----------        -----------
   Spare parts and jobs in progress             $ 1,848,000        $ 3,058,000
   Finished goods                                10,005,000         10,646,000
                                               ------------        -----------
                                                $11,853,000        $13,704,000
                                                -----------        -----------
                                                -----------        -----------


3. Property

   The following is a schedule of property, plant and equipment:


                                                 June 30,           December 31,
                                                   1995                 1994
                                               -----------         -----------
   Land                                        $    10,000         $    10,000
   Buildings                                       224,000             224,000
   Equipment and tooling                        14,673,000          14,665,000
   Leasehold improvements                          738,000             729,000
   Furniture and fixtures                        3,596,000           3,475,000
                                               -----------         -----------
                                                19,241,000          19,103,000
   Less accumulated depreciation
     and amortization                           17,438,000          17,251,000
                                               -----------         -----------
                                               $ 1,803,000         $ 1,852,000
                                               -----------         -----------
                                               -----------         -----------

                                       -9-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1995 VERSUS JUNE 30, 1994

For the quarter ended June 30, 1995, the Company incurred a net loss of $120 thousand or $0.03 per share as compared to net income of approximately $426 thousand or $0.11 per share for the second quarter of 1994. The second quarter results, combined with the net loss of $410 thousand or $0.10 per share incurred in the first quarter of 1995, resulted in a net loss of $530 thousand or $0.13 per share for the six months ended June 30, 1995, as compared to net income of $284 thousand or $0.07 per share for the comparable six month period in 1994. The decline in net earnings of $814 thousand for the six months ended June 30, 1995 from 1994 is due primarily to a decline in gross margin percentage to 45.9% from 47.9%, respectively. This is primarily a result of eroding margin on sales of new equipment.

Total net revenue for the second quarter of 1995 decreased $1.0 million or 3.2% while the first six months of 1995 increased $786 thousand or 1.3% over the comparable 1994 period. The increase in the first six months of 1995 occurred in new equipment sales with a $1.4 million or 2.9% increase over the comparable 1994 period. Net revenue from new equipment sales accounted for approximately 77.6% and 77.0% of the total revenue for the second quarter of 1995 and 1994, respectively, and 77.9% and 76.7% of the total revenue for the first six months of 1995 and 1994, respectively. New equipment sales were represented by increases in the direct sales and service division and an increase in sales in the video conferencing product lines and long distance services. Offsetting declines were noted in the Company's Canadian repair operations resulting from the sale of a segment of its business dealing with Caller Identification products during the second quarter of 1995. The service revenue decreased $579 thousand or 4.0% in the first six months of 1995 from the comparable 1994 period with the decrease primarily in the direct sales and service division. The decline occurred in both revenue associated with maintenance contracts and time and material billings due to increased sales volume of higher quality products. Net revenues from services provided accounted for approximately 22.4% of total revenue in the second quarter of 1995 as compared to 23.0% of total revenue in the second quarter of 1994 and 22.1% of total revenue in the first six months of 1995 as compared to 23.3% in the comparable 1994 period. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods; however, there are no assurances that the foregoing will occur as the nature of after market service opportunities is impacted by newer technology products with a higher mean time before failure.

The gross margin percentage for the quarter and six months ended June 30, 1995 was 46.1% and 45.9% as compared to 48.0% and 47.9%, respectively, for the same periods of 1994. The decline in the gross margin percentage is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. The product mix included in new equipment sales has shifted to an increase in volume of lower margin products. New equipment margins are also lower due to declining sales of the Company's proprietary design key system as compared to the newer Northern Telecom key system product. Although new equipment sales carry lower margins, these sales present future service and software based business to the Company. The gross margin on new equipment sales has declined from 44.6% and 45.3% for the quarter and six months ended June 30, 1994 to 42.9% for both comparable periods of 1995. Gross margin on service revenue has decreased from 59.5% in the second quarter of 1994 to 57.2% in the second quarter of 1995 primarily due to newer technology products entering the customer base. For the six months ended June 30, 1994 and 1995, the gross margin on service revenue was 56.5%.

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

Operating expenses in the second quarter of 1995 decreased $122 thousand (0.8%) and in the first six months of 1995 increased $213 thousand (0.7%) over the comparable 1994 periods. This reflects the costs associated with the Company's restructuring of field operations and the exploration of strategic alternatives to add shareholder value. Operating expenses as a percent of sales were 47.6% and 47.5%, respectively, in the second quarter of 1995 and the first six months of 1995 as compared to 46.5% and 47.8% in the comparable periods of 1994. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Nonoperating income (expense) increased $63 thousand and $17 thousand in the second quarter and the first six months of 1995, respectively, as compared to the same periods of 1994. These increases for the six months of 1995 are represented by: (a) an unfavorable decrease in net interest income (expense) of $159 thousand resulting from $87 thousand lower interest income due to declining cash balances in 1995 and an increase in interest expense of $72 thousand from the debt borrowings in 1995 discussed below, and (b) an increase in other income, net of $176 thousand. Other income, net is substantially comprised of royalty income of $821 thousand and $802 thousand for the first six months of 1995 and 1994, respectively, primarily from NTK America for its sale of equipment designed by the Company.

The Company continues to focus its efforts on maintaining its existing customer base through providing higher margin software based products and network services and implementation of training and marketing programs related to its strategic business direction.

INFLATION

Inflation has had a relatively minor impact on the Company as the rate of inflation has declined in recent reporting periods. If operating expenses increase, then the Company, to the extent permitted by competition, may attempt to recover these increased costs by increasing sales prices to customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1995 totalled $212 thousand, a decrease of $675 thousand from December 31, 1994. For the first six months of 1995, the Company used approximately $2.3 million of cash for operating activities primarily from reduction of accounts payable. Additionally, the Company used approximately $1.1 million for payment of the long-term tax liability, $571 thousand for net capital expenditures and $255 thousand to expand its service network. The Company's Canadian subsidiary sold a segment of its business during the second quarter 1995 for approximately $1.7 million. The Company borrowed $1.7 million during the first six months of 1995 under its revolving line of credit as discussed below.

The Company has a $7,000,000 line of credit with Marmon Holdings, Inc. which expires December 31, 1996. The indebtedness under the line of credit is secured by substantially all of the Company's assets and has been guaranteed by the principal subsidiaries of the Company.

The Company believes sufficient cash resources exist to support its needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of June 30, 1995 and, therefore, was qualified to borrow the entire $7,000,000 available under the line. The Company borrowed under this line of credit during the first six months of 1995 and $1.7 million of borrowings were outstanding as of June 30, 1995.

At June 30, 1995 the Company did not have any material commitments for capital expenditures.

Part II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) - (c) The 1995 Annual Meeting of Stockholders of the Company was held on June 12, 1995. At the meeting, the election of eight directors to serve for a one year term and the ratification of the selection of KPMG Peat Marwick as the Company's independent auditors for 1995 were approved. A total of 3,981,338 votes were eligible to be cast for each matter.

The result of the voting on the election of directors, as determined by the independent inspectors of election, is as follows:

                                                   For            Withheld
                                                ---------          ------
     George N. Benjamin, III                    3,834,929          30,867
     Eric V. Carter                             3,834,814          30,982
     Robert C. Gluth                            3,834,942          30,854
     Donald E. Goss                             3,834,953          30,843
     Robert H. Hayes                            3,834,951          30,845
     Robert E. LaBlanc                          3,834,974          30,822
     Robert A. Pritzker                         3,834,948          30,848
     Robert W. Webb                             3,834,956          30,840

A total of 3,865,796 votes were submitted with respect to the ratification of the selection of KPMG Peat Marwick as the Company's independent auditors for 1995. The result of the voting on such matter, as determined by the independent inspectors of election, is as follows:

3,851,836 shares voted in favor of the motion, 7,962 shares voted against the motion, and 5,998 shares abstained.

                                   SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TIE/communications, Inc.

Dated:  August 14, 1995               By: \s\ George N. Benjamin III
                                          -------------------------------------
                                          George N. Benjamin, III
                                          President and Chief Executive Officer


Dated:  August 14, 1995               By: \s\ John W. Wellhausen
                                          -------------------------------------
                                          John W. Wellhausen
                                          Chief Financial Officer