Form 10-Q
period 1995-09-30
TIE COMMUNICATIONS INC
filed 1995-10-13
CIK 313309

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                to                      .
                               --------------    ---------------------

Commission File Number             1-7960
                       ------------------------------------------

                            TIE/COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                06-0872068
 -------------------------------             -------------------------
 (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

8500 W. 110TH STREET, OVERLAND PARK, KANSAS                  66210
-------------------------------------------       -------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code:  (913) 344-0400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X      No
                         -------       -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes     X      No
          -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Date                     Class                    Shares Outstanding
-------------------  -----------------------------  -----------------------
September 30, 1995       Common Stock, par                 3,981,338
-------------------  -----------------------------  -----------------------
                         value $.10 per share
-------------------  -----------------------------  -----------------------

                    TIE/communications, Inc. and Subsidiaries

                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - September 30, 1995 and
               December 31, 1994                                             3-4

          Consolidated Statements of Operations -
               Nine Months Ended September 30, 1995 and 1994                   5

          Consolidated Statements of Operations -
               Three Months Ended September 30, 1995 and 1994                  6

          Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994                 7-8


          Notes to Consolidated Financial Statements                           9

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                             10-12

PART II.  OTHER INFORMATION                                                   12

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

ITEM 1.  FINANCIAL STATEMENTS

                    TIE/communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                 September 30,      December 31,
                                                     1995               1994
                                                 -------------      ------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                      $   475,000        $   887,000
  Notes and accounts receivable, net
    of allowance for doubtful accounts:
      September 30, 1995 - $ 1,814,000
      December 31, 1994 - $2,172,000              13,805,000         13,780,000
  Inventories, net                                11,522,000         13,704,000
  Restricted cash equivalents                        174,000            232,000
  Current portion of long-term notes receivable       65,000            215,000
  Current deferred tax assets, net                    82,000             82,000
  Prepaid expenses                                 1,013,000            952,000
  Miscellaneous                                    1,647,000          1,683,000
                                                 -----------        -----------
      Total current assets                        28,783,000         31,535,000
                                                 -----------        -----------

Property, net                                      1,774,000          1,852,000
Intangible assets, net                            18,530,000         19,735,000
Long-term deferred tax assets, net                   528,000            563,000
Long-term notes receivable                           436,000            385,000
Other assets                                         140,000            155,000
                                                 -----------        -----------

      Total assets                               $50,191,000        $54,225,000
                                                 -----------        -----------
                                                 -----------        -----------


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,       December 31,
                                                    1995                1994
                                                -------------       ------------
                                                 (Unaudited)
Current liabilities:
  Notes payable and current
    maturities of long-term debt                 $ 1,100,000        $       --
  Accounts payable                                 4,289,000          7,499,000
  Accrued expenses                                12,494,000         12,243,000
  Relocation reserves                                264,000            123,000
  Deferred service revenue                         8,712,000          9,297,000
  Income taxes payable                             1,957,000          2,127,000
                                                 -----------        -----------
    Total current liabilities                     28,816,000         31,289,000

Other non-current liabilities                        236,000            376,000
Long-term tax liability                            1,370,000          2,741,000
Minority interest                                     56,000             79,000
                                                 -----------        -----------

    Total liabilities                             30,478,000         34,485,000
                                                 -----------        -----------

Stockholders' equity:
  Common stock, par value $0.10                      399,000            399,000
    Authorized - 10,000,000 shares
    Issued - 3,988,392 shares
    Outstanding - 3,981,338 shares
  Additional paid-in capital                      19,217,000         19,217,000
  Retained earnings (deficit)                     (1,003,000)          (711,000)
  Common stock in treasury, at cost                  (60,000)           (60,000)
                                                 -----------        -----------
                                                  18,553,000         18,845,000

  Cumulative foreign currency
    translation adjustment                         1,160,000            895,000
                                                 -----------        -----------

    Total stockholders' equity                    19,713,000         19,740,000
                                                 -----------        -----------

    Total liabilities and stockholders' equity   $50,191,000        $54,225,000
                                                 -----------        -----------
                                                 -----------        -----------


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                     1995               1994
                                                 -----------        -----------
Net revenue:
  Equipment sales                                $71,728,000        $71,368,000
  Services provided                               20,810,000         21,878,000
                                                 -----------        -----------
                                                  92,538,000         93,246,000
                                                 -----------        -----------
Cost of sales:
  Equipment sales                                 40,584,000         39,770,000
  Services provided                                8,930,000          9,591,000
                                                 -----------        -----------
                                                  49,514,000         49,361,000
                                                 -----------        -----------
Gross margin:
  Equipment sales                                 31,144,000         31,598,000
  Services provided                               11,880,000         12,287,000
                                                 -----------        -----------
                                                  43,024,000         43,885,000
                                                 -----------        -----------

Operating expenses                                44,013,000         43,973,000
                                                 -----------        -----------

Operating loss from consolidated operations         (989,000)           (88,000)

Interest income                                      132,000            224,000
Interest expense                                    (229,000)          (193,000)
Other income, net                                  1,076,000          1,119,000
                                                 -----------        -----------

Pretax income (loss)                                 (10,000)         1,062,000
Provision for income taxes                           282,000            630,000
                                                 -----------        -----------

Net income (loss)                                 $ (292,000)        $  432,000
                                                 -----------        -----------
                                                 -----------        -----------

Net income (loss) per share                       $    (0.07)        $     0.11
                                                 -----------        -----------
                                                 -----------        -----------

Average shares outstanding                         3,981,338          3,981,338


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                     1995               1994
                                                 -----------        -----------
Net Revenue:
  Equipment sales                                $23,264,000        $24,269,000
  Services provided                                7,071,000          7,560,000
                                                 -----------        -----------
                                                  30,335,000         31,829,000
                                                 -----------        -----------

Cost of sales:
  Equipment sales                                 12,914,000         14,002,000
  Services provided                                2,954,000          3,358,000
                                                 -----------        -----------
                                                  15,868,000         17,360,000
                                                 -----------        -----------

Gross margin:
  Equipment sales                                 10,350,000         10,267,000
  Services provided                                4,117,000          4,202,000
                                                 -----------        -----------
                                                  14,467,000         14,469,000
                                                 -----------        -----------

Operating expenses                                14,456,000         14,629,000
                                                 -----------        -----------

Operating income (loss) from
  consolidated operations                             11,000           (160,000)

Interest income                                       49,000             54,000
Interest expense                                     (40,000)           (76,000)
Other income, net                                    266,000            485,000
                                                 -----------        -----------

Pretax income                                        286,000            303,000
Provision for income taxes                            48,000            155,000
                                                 -----------        -----------

Net income                                       $   238,000        $   148,000
                                                 -----------        -----------
                                                 -----------        -----------

Net income per share                             $      0.06        $      0.04
                                                 -----------        -----------
                                                 -----------        -----------

Average shares outstanding                         3,981,338          3,981,338


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                     1995               1994
                                                 -----------        -----------
Cash flows from operating activities:
  Net income (loss)                               $ (292,000)        $  432,000
    Adjustments to reconcile net income (loss)
      to cash flows from operating activities:
      Depreciation and amortization                2,169,000          2,075,000
      Loss from disposition of assets                 91,000                 --
      Deferred income                                (53,000)            11,000
      Minority interest                              (23,000)            55,000
      Deferred income taxes                          246,000            630,000
      Relocation expense                             200,000            300,000
      Changes in working capital, net of
        acquisitions and divestitures:
        Accounts receivable                         (219,000)        (1,683,000)
        Inventories                                  990,000         (1,562,000)
        Restricted cash equivalents                   58,000             58,000
        Other receivables                            152,000            (84,000)
        Prepaid expenses and miscellaneous
          current assets                             (11,000)          (437,000)
        Accounts payable                          (3,262,000)        (2,453,000)
        Accrued expenses                              (7,000)           109,000
        Relocation reserves                          (59,000)          (602,000)
        Deferred service revenue                    (672,000)          (589,000)
        Taxes payable                               (186,000)          (118,000)
                                                  ----------        -----------
            Cash flows used for operating
              activities                            (878,000)        (3,858,000)

Cash flows from investment activities:
    Capital expenditures, net of disposals          (752,000)          (746,000)
    Proceeds from disposition of assets            1,703,000                 --
    Assets of businesses acquired                   (356,000)          (429,000)
    Purchase of minority interest in
      consolidated subsidiary                             --         (2,596,000)
    Other                                             15,000              1,000
                                                  ----------        -----------
            Cash flows provided by (used for)
              investment activities                  610,000         (3,770,000)


                                   (Continued)


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                     1995               1994
                                                 -----------        -----------
Cash flows from financing activities:
  Long-term and short-term borrowings            $ 1,100,000        $ 2,500,000
  Long-term and short-term debt repayments                --         (1,424,000)
  Payment of long-term tax liability              (1,371,000)        (1,098,000)
  Other                                              104,000             79,000
                                                 -----------        -----------
      Cash flows provided by (used for)
        financing activities                        (167,000)            57,000
Impact of changes in foreign currency
  translation                                         23,000           (106,000)
                                                 -----------        -----------

Decrease in cash and cash equivalents               (412,000)        (7,677,000)
Cash and cash equivalents at the
  beginning of period                                887,000          8,133,000
                                                 -----------        -----------

Cash and cash equivalents at the end of period   $   475,000        $   456,000
                                                 -----------        -----------
                                                 -----------        -----------

---------------------------------------

Cash flow information:
  Interest paid                                  $   226,000        $   163,000
                                                 -----------        -----------
                                                 -----------        -----------

  Income taxes paid (excluding
    payment of long term tax liability)          $    92,000        $   109,000
                                                 -----------        -----------
                                                 -----------        -----------


See accompanying Notes to Consolidated Financial Statements.

                    TIE/communications, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries. All material intercompany accounts and transactions are eliminated. Certain amounts previously reported have been reclassified to conform with revised classifications adopted in the first nine months of 1995.

2.   Inventories


                                                 September 30,      December 31,
                                                     1995               1994
                                                 -------------      ------------
     Spare parts and jobs in progress            $ 1,811,000        $ 3,058,000
     Finished goods                                9,711,000         10,646,000
                                                 -----------        -----------
                                                 $11,522,000        $13,704,000
                                                 -----------        -----------
                                                 -----------        -----------

3.   Property

     The following is a schedule of property, plant and equipment:

                                                 September 30,      December 31,
                                                     1995               1994
                                                 ------------       ------------
     Land                                        $    10,000        $    10,000
     Buildings                                       232,000            224,000
     Equipment and tooling                        14,422,000         14,665,000
     Leasehold improvements                          744,000            729,000
     Furniture and fixtures                        3,489,000          3,475,000
                                                 -----------        -----------
                                                  18,897,000         19,103,000
     Less accumulated depreciation
       and amortization                           17,123,000         17,251,000
                                                 -----------        -----------
                                                 $ 1,774,000        $ 1,852,000
                                                 -----------        -----------
                                                 -----------        -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS SEPTEMBER 30, 1994

For the quarter ended September 30, 1995, the Company earned net income of $238 thousand or $0.06 per share as compared to net income of approximately $148 thousand or $0.04 per share for the third quarter of 1994. The third quarter results, combined with the net loss of $530 thousand or $0.13 per share incurred in the first six months of 1995, resulted in a net loss of $292 thousand or $0.07 per share for the nine months ended September 30, 1995, as compared to net income of $432 thousand or $0.11 per share for the comparable nine month period in 1994. The decline in net earnings of $724 thousand for the nine months ended September 30, 1995 from 1994, reflecting a decline in gross margin percentage to 46.5% from 47.1%, respectively, is primarily a result of eroding margin on sales of new equipment.

Total net revenue for the third quarter of 1995 decreased $1.5 million or 4.7% and for the first nine months of 1995 decreased $708 thousand or 0.8% from the comparable 1994 period. The decrease in the first nine months of 1995 occurred in service revenue with a $1.1 million or 4.9% decrease from the comparable 1994 period. The decrease, which occurred primarily in the sales and service division, was prevalent in both revenue associated with maintenance contracts and time and material billings due to increased sales volume of higher quality
products.   Net revenues from services provided accounted for approximately
23.3% of total revenue in the third quarter of 1995 as compared to 23.8% of total revenue in the third quarter of 1994 and 22.5% of total revenue in the first nine months of 1995 as compared to 23.5% in the comparable 1994 period. Revenue from service transactions is expected to continue to comprise a significant portion of the Company's overall net revenue in future periods; however, there are no assurances that the foregoing will occur as the nature of after market service opportunities is impacted by newer technology products with a higher mean time before failure. An offsetting increase in the first nine months of 1995 occurred in new equipment sales with a $0.4 million or 0.5% increase over the comparable 1994 period, however, new equipment sales for the third quarter 1995 decreased $1.0 million or 4.1% as compared to the third quarter 1994. Net revenue from new equipment sales accounted for approximately 76.7% and 76.2% of the total revenue for the third quarter of 1995 and 1994, respectively, and 77.5% and 76.5% of the total revenue for the first nine months of 1995 and 1994, respectively. New equipment sales were represented by increases in the direct sales and service division and an increase in sales in the video conferencing product lines and long distance services. Offsetting declines were noted in the Company's Canadian repair operations resulting from the sale of a segment of its business dealing with Caller Identification products during the second quarter of 1995.

The gross margin percentage for the quarter and nine months ended September 30, 1995 was 47.7% and 46.5% as compared to 45.5% and 47.1%, respectively, for the same periods of 1994. The decline in the gross margin percentage for the nine months ended September 30, 1995 is due to the change in sales mix with a higher proportion of revenue being generated from new equipment sales and sales of proprietary products, which carry a lower margin versus service transactions. The product mix included in new equipment sales has shifted to an increase in volume of lower margin products. New equipment margins are also lower due to declining sales of the Company's proprietary design key system as compared to the newer Northern Telecom key system product. Although new equipment sales carry lower margins, these sales present future service and software based business to the Company. The gross margin on new equipment sales has improved from 42.3% for the quarter ended September 30, 1994 to 44.5% for the same period of 1995. Gross margin on service revenue has increased from 55.6% in the third quarter of 1994 to 58.2% in the third quarter of 1995 primarily due to newer technology products entering the customer base.

For the nine months ended September 30, 1995, the gross margin on service revenue increased to 57.1% from 56.2% in the comparable period of 1994.

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

Operating expenses in the third quarter of 1995 decreased $173 thousand (1.2%) and in the first nine months of 1995 increased $40 thousand (0.1%) over the comparable 1994 periods. This reflects the Company's ongoing cost reduction efforts in the restructuring of field operations. Operating expenses as a percent of sales, however, were 47.7% and 47.6%, respectively, in the third quarter of 1995 and the first nine months of 1995 as compared to 46.0% and 47.2% in the comparable periods of 1994. The Company is continuing to monitor operating expenses and will seek to continue to control costs in future periods. It is not expected that operating expenses will increase significantly in the future without a corresponding significant increase in revenue.

Nonoperating income (expense) decreased $188 thousand and $171 thousand in the third quarter and the first nine months of 1995, respectively, as compared to the same periods of 1994. These decreases for the nine months of 1995 are represented by: (a) an unfavorable decrease in net interest income (expense) of $128 thousand resulting from $92 thousand lower interest income due to declining cash balances in 1995 and an increase in interest expense of $36 thousand from the debt borrowings in 1995 discussed below, and (b) a decrease in other income, net of $43 thousand. Other income, net is substantially comprised of royalty income of $1,195 thousand and $1,211 thousand for the first nine months of 1995 and 1994, respectively, primarily from NTK America for its sale of equipment designed by the Company.

The U.S. operations generated taxable income in the third quarter 1995, however, as a result of the losses recorded in the nine month period, there was no income tax provision recorded for the U.S. operations in the third quarter or nine months ended September 30, 1995. The 1995 tax provision primarily represents taxes on the Canadian taxable income. In the 1994 third quarter, the U.S. and Canadian operations both recorded taxable income and also recorded taxable income for the nine month period, therefore, a tax provision was recorded for the consolidated results in both the quarter and nine months ended September 30, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 1995 totalled $475 thousand, a decrease of $412 thousand from December 31, 1994. For the first nine months of 1995, the Company used approximately $0.9 million of cash for operating activities primarily for reduction of accounts payable. Additionally, the Company used approximately $1.4 million for payment of the long-term tax liability, $752 thousand for net capital expenditures and $356 thousand to expand its service network. The Company's Canadian subsidiary sold a segment of its business during the second quarter 1995 for approximately $1.7 million. The Company borrowed $1.1 million during the first nine months of 1995 under its revolving line of credit as discussed below.

Pursuant to an Agreement and Plan of Merger between TIE Acquisition Co., TIE Merger Co., a wholly-owned subsidiary of TIE Acquisition Co., and the Company, dated as of September 5, 1995 (the "Merger Agreement"), TIE Acquisition Co. has made a tender offer (the "Offer"), dated September 12, 1995, to acquire all of the outstanding shares of the Company for $8.60 per share net to the seller in cash. The Offer was originally scheduled to expire at 12:00 midnight, New York City time, on Tuesday, October 10, 1995. On October 11, 1995, TIE Acquisition Co. extended its Offer to October 17, 1995. All other terms remain unchanged. In accordance with the terms of Merger Agreement, following consummation of the Offer, the Company will be merged into TIE Merger Co. (the "Merger"), the shareholders of the Company (other than TIE Acquisition Co. and its affiliates) will receive the same per share consideration as payable in the Offer and the Company will become a wholly-owned subsidiary of TIE Acquisition Co.

The Company currently has a $7,000,000 revolving line of credit with Marmon Holdings, Inc. ("Marmon"). Pursuant to an agreement between TIE Acquisition Co. and certain stockholders holding more than 75% of the Company's outstanding shares, Marmon has agreed to modify the existing revolving credit agreement to continue the credit arrangements currently in effect on the same terms and conditions following consummation of the Offer, except that the maximum credit available will be reduced to $3,000,000 and the revolving credit agreement will terminate on the earlier of the consummation of the Merger or 90 days following consummation of the Offer. The indebtedness under the line of credit is secured by substantially all of the Company's assets.

The Company believes sufficient cash resources exist to support its needs through currently available cash, cash expected to be generated from future operations, or from the line of credit previously mentioned. The Company can borrow against this line of credit if needed, assuming no breach of any of the covenants (which include restrictions on asset purchases and require specified levels of working capital and net worth to be maintained) and that the aggregate principal amount outstanding at any time under the credit agreement does not exceed the "Borrowing Base" (which is based on inventory and receivables) set forth in the credit agreement. The Company was in compliance with or had received a waiver of the covenants as of September 30, 1995 and, therefore, was qualified to borrow the entire $3,000,000 available under the line. The Company borrowed under this line of credit during the first nine months of 1995 and $1.1 million of borrowings were outstanding as of September 30, 1995.

At September 30, 1995 the Company did not have any material commitments for capital expenditures.

Part II.  OTHER INFORMATION

Not applicable.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TIE/communications, Inc.

Dated: October 13, 1995                 By: \s\ George N. Benjamin, III
                                           -------------------------------------
                                           George N. Benjamin, III
                                           President and Chief Executive Officer


Dated: October 13, 1995                 By: \s\ John W. Wellhausen
                                           -------------------------------------
                                           John W. Wellhausen
                                           Chief Financial Officer